Form 10-Q
period 1998-06-30
GREAT LAKES REIT
filed 1998-08-13
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              / /Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 0-28354

                                Great Lakes REIT

             (Exact name of Registrant as specified in its Charter)

              Maryland                           36-4238056
         (State or other jurisdiction     (I.R.S. employer identification no.)
          of incorporation or organization)


           823 Commerce Drive, Suite 300, Oak Brook, IL      60523
          (Address of principal executive offices)          (Zip Code)


                                (630) 368 - 2900
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Number of shares of the registrant's common stock, $.01 par value, outstanding as of August 10, 1998: 17,413,951

                                Great Lakes REIT
                               Index to Form 10-Q
                                  June 30, 1998

                                                             Page Number

Part I - Financial Information

         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of June 30, 1998
                      and December 31, 1997                        2

                      Consolidated Statements of Income
                      for the three months
                      ended June 30, 1998 and 1997                 3

                      Consolidated Statements of Income
                      for the six months
                      ended June 30, 1998 and 1997                 4

                      Consolidated Statement of Changes
                      in Stockholders' Equity
                      for the six months ended June 30, 1998       5

                      Consolidated Statements of Cash Flows
                      for the six months
                      ended June 30, 1998 and 1997                 6

                      Notes to Consolidated Financial Statements   7

         Item 2.      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition           9

         Item 3.      Qualitative and Quantitative Disclosures
                      about Market Risk                           14

Part II - Other Information

         Item 2.      Changes in Securities                       15

         Item 6.      Exhibits and Reports on Form 8-K            16






Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands)
                                                                                             June 30,       December 31,
                                                                                        -----------------------------------
                                                                                              1998             1997
Assets
Properties:
Land                                                                                             $55,010           $46,044
Buildings, improvements, and equipment                                                           356,274           251,353
                                                                                        -----------------------------------
                                                                                                 411,284           297,397
Less accumulated depreciation                                                                     16,066            11,456
                                                                                        ----------------------------------
                                                                                                 395,218           285,941
Cash and cash equivalents                                                                          2,616             1,437
Real estate tax escrows                                                                              305               332
Rents receivable                                                                                   3,915             3,279
Deferred financing and leasing costs, net of accumulated amortization                              4,832             3,444
Goodwill, net of accumulated amortization                                                          1,322             1,359
Other assets                                                                                       1,184             1,345
                                                                                        -----------------------------------

Total assets                                                                                    $409,392          $297,137
                                                                                        ===================================

Liabilities and Stockholders' Equity

Bank loan payable                                                                               $149,385           $72,500
Mortgage loans payable                                                                            29,805            17,568
Bonds payable                                                                                      4,800             5,030
Accounts payable and accrued liabilities                                                           5,105             3,464
Accrued real estate taxes                                                                          9,294             7,777
Prepaid rent                                                                                       3,690             2,781
Security deposits                                                                                    997               925
Distributions/dividends payable                                                                       14
                                                                                        -----------------------------------

Total liabilities                                                                                203,090           110,045
                                                                                        -----------------------------------

Common stock ($0.01 par value, 60,000,000 authorized; 17,435,735 and                                 174               159
15,862,811 shares issued in 1998 and 1997 respectively)
Paid-in-capital                                                                                  223,649           196,431
Retained earnings (deficit)                                                                       (6,342)           (4,501)
Employee stock loans                                                                             (10,851)           (4,654)
Deferred compensation                                                                                (58)              (73)
Treasury stock, at cost (21,784 shares)                                                             (270)             (270)
                                                                                        -----------------------------------

Total stockholders' equity                                                                       206,302           187,092
                                                                                        -----------------------------------

Total liabilities and stockholders' equity                                                      $409,392          $297,137
                                                                                        ===================================


The accompanying notes are an integral part of these financial statements.



Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)


                                                                            Three months ended June 30,
                                                                       ------------------------------------
                                                                             1998              1997

Revenues:
Rental                                                                          $15,174             $8,418
Reimbursements                                                                    4,082              2,447
Interest and other                                                                  234                209
                                                                       ------------------------------------

Total revenues                                                                   19,490             11,074
                                                                       ------------------------------------

Expenses:
Real estate taxes                                                                 3,012              1,839
Other property operating                                                          5,105              2,727
General and administrative                                                        1,152                745
Interest                                                                          2,878              1,320
Depreciation and amortization                                                     3,182              2,139
                                                                       ------------------------------------

Total expenses                                                                   15,329              8,770
                                                                       ------------------------------------

Net income                                                                       $4,161             $2,304
                                                                       ====================================

Earnings per common share - basic                                                 $0.24              $0.19
                                                                       ====================================

Weighted average common shares outstanding - basic                           17,267,562         12,350,523
                                                                       ====================================

Diluted earnings per common share                                                 $0.24              $0.18
                                                                       ====================================

Weighted average common shares outstanding - diluted                         17,499,578         12,482,805
                                                                       ====================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)


                                                                                Six months ended June 30,
                                                                       ----------------------------------
                                                                                   1998             1997

Revenues:
Rental                                                                          $28,038          $16,297
Reimbursements                                                                    7,847            5,141
Interest and other                                                                  408              279
                                                                       ----------------------------------

Total revenues                                                                   36,293           21,717
                                                                       ----------------------------------

Expenses:
Real estate taxes                                                                 5,740            3,709
Other property operating                                                          9,340            5,460
General and administrative                                                        2,250            1,675
Interest                                                                          4,913            2,924
Depreciation and amortization                                                     5,921            3,837
                                                                       ----------------------------------

Total expenses                                                                   28,164           17,605
                                                                       ----------------------------------

Net income                                                                       $8,129           $4,112
                                                                       ==================================

Earnings per common share - basic                                                 $0.49            $0.38
                                                                       ==================================

Weighted average common shares outstanding - basic                           16,563,941       10,717,689
                                                                       ==================================

Diluted earnings per common share                                                 $0.48            $0.38
                                                                       ==================================

Weighted average common shares outstanding - diluted                         16,820,069       10,849,971
                                                                       ==================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Stockholders' Equity (unaudited) For the Six Months Ended June 30, 1998
(Dollars in Thousands)

                                                                    1998
-------------------------------------------------------------------------
Common Stock
Balance at beginning of period                                      $158
Net proceeds from the sale of common stock                            12
Exercise of stock options                                              4
Restricted stock awards                                               --
Issuance of shares for property acquisitions                          --
-------------------------------------------------------------------------
Balance at end of period                                             174

Paid-in capital
Balance at beginning of period                                   196,431
Net proceeds from the sale of common stock                        21,013
Exercise of stock options                                          6,205
Restricted stock awards                                               --
Issuance of shares for property acquisitions                          --
-------------------------------------------------------------------------
Balance at end of period                                         223,649

Retained earnings (deficit)
Balance at beginning of period                                    (4,501)
Net income                                                         8,129
Distributions/dividends                                           (9,970)
-------------------------------------------------------------------------
Balance at end of period                                          (6,342)

Employee stock loans
Balance at beginning of period                                    (4,654)
Exercise of stock options                                         (6,197)
-------------------------------------------------------------------------
Balance at end of period                                         (10,851)

Deferred compensation
Balance at beginning of period                                       (72)
Restricted stock award                                                --
Amortization of deferred compensation                                 14
-------------------------------------------------------------------------
Balance at end of period                                             (58)

Treasury stock
Balance at beginning of period                                      (270)
Purchase of treasury stock                                            --
-------------------------------------------------------------------------
Balance at end of period                                            (270)
-------------------------------------------------------------------------
Total stockholders' equity                                      $206,302
=========================================================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)


                                                                    Six Months Ended June 30,
                                                                -------------------------------
                                                                          1998           1997


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $8,129          $4,112
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                         5,935           4,001
Net changes in assets and liabilities:
   Rents receivable                                                       (636)           (863)
   Real estate tax escrows and other assets                                287             967
   Accounts payable, accrued expenses and other liabilities              1,733           1,403
   Accrued real estate taxes                                             1,518             (68)
   Payment of deferred leasing costs                                    (1,347)           (453)
                                                                -------------------------------
Net cash provided by operating activities                               15,619           9,099
                                                                -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                 (96,475)         (5,096)
Additions to buildings, improvements and equipment                      (5,825)         (2,901)
Other investing activities                                               1,210
                                                                -------------------------------
Net cash used by investing activities                                 (101,090)         (7,997)
                                                                -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                      22,500         101,603
Payment of stock offering costs                                         (1,475)         (8,564)
Proceeds from exercise of stock options                                     12             270
Proceeds from bank and mortgage loans payable                          149,385          10,800
Distributions / dividends                                               (9,970)         (7,329)
Payment of bank and mortgage loans and bonds                           (72,927)        (89,334)
Payment of deferred financing costs                                       (875)           (216)
                                                                -------------------------------
Net cash provided by financing activities                               86,650           7,230
                                                                -------------------------------
Net increase (decrease) in cash and cash equivalents                     1,179           8,332
Cash and cash equivalents, beginning of year                             1,437           1,688
                                                                ===============================
Cash and cash equivalents, end of quarter                               $2,616         $10,020
                                                                ===============================

Supplemental disclosure of cash flow:
Interest paid                                                           $4,442          $2,859
                                                                ===============================

Non cash financing transactions:
Employee stock loans                                                    $6,197            $351
                                                                ===============================
Issuance of shares and units to acquire properties                        $887          $1,848
                                                                ===============================
Mortgages assumed to acquire properties                                $12,435          $2,989
                                                                ===============================


The accompanying notes are an integral part of these financial statements.

                                Great Lakes REIT
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust, formed in 1998, successor to Great Lakes REIT, Inc., a Maryland corporation, formed in 1992, owns a limited partnership interest and the sole general partnership interest in Great Lakes REIT, L.P. (the "Operating Partnership") totaling more than 99% of the outstanding partnership interests of the Operating Partnership. Great Lakes REIT, its subsidiaries and the Operating Partnership are referred to herein collectively as the "Company".

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       Properties Acquired in 1998

In January 1998, the Company acquired a 196,105 square foot building located in Columbus, Ohio for a total acquisition cost of $21,939,000. Funds for the purchase came from a borrowing under the Company's unsecured line of credit.

In April 1998, the Company acquired a 370,000 square foot office building located in Milwaukee, Wisconsin for a contract price of $46,700,000. Funds for the purchase came from a borrowing under the Company's unsecured line of credit.

In May 1998, the Company acquired two office buildings totaling 389,000 square feet in Englewood, Colorado for a contract price of $41,900,000. Funds for the purchase came from a borrowing under the Company's unsecured line of credit as well as the assumption of a long-term mortgage loan of $12,435,000 with interest at 7.11% per annum maturing in December 2007, and the issuance of 48,447 operating partnership units valued at $887,000.

The unaudited pro forma information presents the results of operations as if the newly acquired Columbus, Ohio, Milwaukee, Wisconsin, and Englewood, Colorado properties were acquired at the beginning of 1997, after giving effect to certain adjustments, including increased depreciation and interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Company had acquired these properties on January 1, 1997.



                                                 Six months ended              Six months ended
                                                    June 30, 1998                 June 30, 1997


         Revenues                                    $40, 845,115                   $39,249,213
         Net income                                   $ 7,847,336                   $ 7,213,879

         Earnings per common share-basic                    $0.47                         $0.44
         Diluted earnings per common share                  $0.47                         $0.43


3.       Financing Activities



On January 6, 1998, the Company entered into a $35 million unsecured revolving loan agreement with a commercial bank. In June 1998, the Company entered into a $60 million unsecured credit facility which refinanced the $35 million unsecured revolving loan agreement. Amounts due mature on December 28, 1998 and bear interest at LIBOR plus 1.45% per annum. At June 30, 1998, $2,166,000 was outstanding on the loan.

On April 6, 1998, the Company entered into a $150 million unsecured credit facility with a group of banks, which refinanced its $75 million secured line of credit. Amounts due mature in April 2001 and bear interest at LIBOR plus 1.1% to 1.3%, depending on overall Company leverage. At June 30, 1998, $147,219,000 was outstanding on the loan.

On April 24, 1998, the Company closed the sale of common stock to a newly-formed registered unit investment trust. The Company sold 1,184,211 shares of common stock with net proceeds of approximately $21.0 million, all of which were used to repay a portion of its bank lines of credit.

4.       Subsequent Events

On July 27, 1998, the Company completed its conversion from a Maryland corporation to a Maryland real estate investment trust as approved by the Company's shareholders at the Annual Meeting held July 17, 1998.

On July 30, 1998, the Company acquired Court International I, a 120,734 square foot interest in the northern half of floors two through four of the Court International building for a contract price of $9,750,000, consolidating the ownership of the property located in St. Paul, Minnesota. The Company had previously acquired the rest of the four-story building (200,114 square feet) in December 1996.

     ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Year 2000 Issues

In response to issues relating to the Year 2000, the Company is in the process of evaluating its computerized business systems and the technology embedded in various systems forming a part of the Company's operations. The Company believes that its primary financial software is Year 2000 compliant. In addition, the Company has initiated a program to communicate with its vendors (including operators of heating and air-conditioning control systems, building security systems, elevator operating software, and alarm monitoring systems), other service providers and tenants to determine whether they are actively involved in projects to ensure that their products, business systems, and embedded technology will be Year 2000 compliant in a timely manner. The inability of the Company or its material vendors, service providers, or tenants to effectuate solutions to their respective Year 2000 issues on a timely and cost-effective basis could have a material adverse effect on the Company.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and six months ended June 30, 1998. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1997 Form 10-K.

Overview

Great Lakes REIT, a Maryland real estate investment trust formed in 1998, successor to Great Lakes REIT, Inc., a Maryland corporation, formed in 1992 owns a limited partnership interest and the sole general partnership interest in Great Lakes REIT, L.P. (the "Operating Partnership") totaling more than 99% of the outstanding partnership interests of the Operating Partnership. Great Lakes REIT, its subsidiaries and the Operating Partnership are referred to herein collectively as the "Company".

The primary business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties generally located within a 500 mile radius of Chicago. At June 30, 1998, the Company owned and operated properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus, Minneapolis/St. Paul, and Denver. The Company leases space to over 600 tenants in a variety of businesses.

The Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties. The Company has financed its growth by the issuance of its common shares and short and long-term debt.

Growth in net income and funds from operations (FFO) for the three and six months ended June 30, 1998 as compared to June 30, 1997 resulted from a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1997 and 1998 from the dates of their respective acquisitions.

Three months ended June 30, 1998 compared to three months ended June 30, 1997

     In analyzing the operating results for the quarter ended June 30, 1998 the changes in rental income, real estate taxes and property operating expenses, from 1997 are due principally to three factors: (1) the addition of operating results from properties acquired subsequent to June 30, 1997; (2) the addition of a full quarter of operating results in 1998 from properties acquired in the second quarter of 1997 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1997, and (3) improved operations of properties during 1998 as compared to 1997.

The Company acquired three properties during the second quarter of 1998. The operating results of these properties were included in the Company's financial statements from the date of their acquisition. In 1997 the Company acquired nine properties including six properties subsequent to June 30, 1997 and one property during the second quarter of 1997. In 1998 a full quarter of operations for these properties is included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:


                                            Rental and          Real estate       Property
                                         reimbursement                taxes      operating
                                               income                             expenses

Increase due to inclusion
 of results of properties
 acquired in 1997                           $4,456,000             $681,000    $ 1,296,000

Increase due to 1998 acquisitions            3,146,000              422,000      1,031,000
Property dispositions in 1998                  (56,000)              (1,000)        (1,000)
Improved operations in 1998
 compared to 1997                              845,000               71,000         52,000
                                               -------               ------         ------
Total increase in 1998                      $8,391,000           $1,173,000     $2,378,000
                                            ==========           ==========     ==========


Interest expense during the quarter ended June 30, 1998 increased by $1,558,000 as the Company had greater amounts of debt outstanding in 1998. This debt was used to finance a portion of the cost of properties acquired subsequent to June 30, 1997.

General and administrative expenses increased by $407,000 due primarily to increased compensation costs ($110,000), certain costs associated with an abandoned property acquisition ($40,000), increased costs associated with operating as a public company ($115,000), increased professional fees ($64,000), and increases in other office costs ($78,000) related to the increased size of the Company.

Depreciation and amortization increased in 1998 by $1,043,000 as the Company incurred these expenses on 37 properties as of June 30, 1998 as compared to 28 properties as of June 30, 1997.

Six months ended June 30, 1998 compared to six months ended June 30, 1997.

     In analyzing the operating results for the six months ended June 30, 1998, the changes in rental income, real estate taxes, and property operating expenses are due principally to three factors: (1) the addition of operating results from properties acquired subsequent to June 30, 1997; (2) the addition of a full six months of operating results in 1998 from properties acquired in the first six months of 1997 as compared to the partial period of the operating results from the dates of their respective acquisitions in 1997; and (3) improved operations of properties during 1998 as compared to 1997.

During the six months ended June 30, 1998, the Company acquired four properties. The operating results of these properties have been included in the Company's financial statements from the date of their acquisitions. In 1997, the Company acquired nine properties including six properties subsequent to June 30, 1997. In 1998 six months of operations for these properties have been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:

                                              Rental and       Real estate        Property
                                           reimbursement             taxes       operating
                                                  income                          expenses

Increase due to inclusion
 of results of properties
 acquired in 1997                            $9,100,000        $1,465,000       $2,529,000

Increase due to 1998 acquisitions             3,946,000           544,000        1,261,000
Property dispositions in 1998                  (112,000)           11,000            5,000
Improved operations in 1998
 compared to 1997                             1,513,000            11,000           85,000
                                              ---------            ------           ------
Total increase in 1998                      $14,447,000        $2,031,000       $3,880,000
                                            ===========        ==========       ==========


Interest expense during the six months ended June 30, 1998 increased by $1,989,000 as the Company had greater amounts of debt outstanding in 1998.

General and administrative expenses increased by $575,000 due primarily to increased compensation costs ($196,000), costs associated with abandoned property acquisitions ($55,000), increased costs associated with operating as a public company ($194,000), increased professional fees ($33,000), and increases in other office costs ($97,000) related to the increased size of the Company.

Depreciation and amortization increased in 1998 by $2,084,000 as the Company incurred these expenses on 37 properties as of June 30, 1998 as compared to 28 properties as of June 30, 1997.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 1998 were $2,616,000, an increase of $1,179,000 as compared to December 31, 1997. The increase is primarily due to increased cash flow from operating activities in 1998 as compared to 1997 and increased net cash provided by financing activities in 1998 as compared to 1997.

The Company expects to meet its short-term liquidity requirements principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in order to comply with certain federal income tax requirements applicable to real estate investment trusts ("REITs").

The Company expects to meet its short-term liquidity requirements for property acquisitions and significant capital improvements through additional borrowings on its existing $60 million and $150 million unsecured lines of credit which mature in December 1998 and April 2001, respectively.

The Company expects the lines of credit to be sufficient to provide the required funds until such time as the short-term debt is replaced with long-term debt or is repaid with the proceeds of additional equity offerings. So far in 1998 the Company has acquired or committed to acquire $140 million of property acquisitions. The ability of the Company to continue to make acquisitions at this pace is predicated upon the Company's ability to access the public and private equity and debt markets at acceptable prices and rates.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or additional equity securities in the Company, and targeted property dispositions.

On July 17, 1998, the Company's Board approved a plan to sell six properties. These properties include five office properties and one industrial building. The specific properties, all in suburban Chicago are:

                           Property                              Location

                  o        565 Lakeview Parkway                  Vernon Hills
                  o        2800 River Road                       Des Plaines
                  o        1251 Plum Grove Road                  Schaumburg
                  o        Kensington Corporate Center           Mount Prospect
                  o        Court Office Center                   Markham
                  o        1675 Holmes Road                      Elgin

The Company expects to generate proceeds from the sale of these assets in the range of $30 to $35 million, and plans to formally commence marketing efforts in September 1998. These proposed dispositions are consistent with the Company's strategy to seek to enhance shareholder value through strategic dispositions. The Company currently plans to use the proceeds from sale to reduce outstanding lines of credit, to acquire additional investment properties, and for working capital.

Funds from Operations (FFO)

     The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to other such REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended June 30, 1998 and 1997 is as follows (Dollars in Thousands):
                                         1998                     1997
Net income                            $ 4,161                  $ 2,304
Depreciation and amortization           2,981                    1,664
Loan prepayment costs                       0                      644
                                          ---                      ---
FFO                                    $7,142                   $4,612
                                       ======                   ======

     FFO for the six months ended June 30, 1998 and 1997 is as follows (Dollars in Thousands):

                                         1998                     1997
Net income                            $ 8,129                  $ 4,112
Depreciation and amortization           5,443                    3,219
Loan prepayment costs                       0                      644
                                          ---                      ---
FFO                                   $13,572                   $7,975
                                      =======                   ======


Forward-Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. In addition, statements regarding the Company's expectations with respect to its short-term and long-term liquidity requirements and related sources and compliance with Year 2000 issues are forward-looking statements. These forwardlooking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, changes in the equity value of the Company, increased competition for acquisition of new properties, availability of alternative financing sources, unanticipated expenses and delays in acquiring properties or increasing occupancy rates, regional economic and business conditions and the ability of the Company, its vendors, and its tenants to identify and remediate Year 2000 issues on a timely and cost-effective basis.

Item 3.           Qualitative and Quantitative Disclosures about Market Risk.

Not applicable.

Part II Other Information

Item 2. Changes in Securities

During the quarter ended June 30, 1998, the Company issued 330,833 shares of common stock pursuant to the exercise of outstanding stock options with an aggregate exercise price of $5,285,142. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are attached hereto:

Exhibit
Number                                               Description of Document

27.1                                                 Financial Data Schedule


(b)      Reports on Form 8-K:

         The following reports on Form 8-K and Form 8-K/A were filed during the quarter ended June 30, 1998:

         Current Report on Form 8-K dated April 20, 1998 reporting the following item:

                  Item 2.  Acquisition or Disposition of Assets

                  Item 5.  Other Events

                  Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

         Current Report on Form 8-K dated April 24, 1998 reporting the following item:

                  Item 5.  Other Events

                  Item 7. Financial Statements, Pro Forma Financial Information and Exhibits


         Current Report on Form 8-K dated June 4, 1998 reporting the following item:

                  Item 2.  Acquisition or Disposition of Assets

         Current Report on Form 8-K/A dated June 19, 1998 reporting the following item:

                  Item 7. Financial Statements, Pro Forma Financial Information and Exhibits


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Great Lakes REIT
                                                   (Registrant)



Date: August 13, 1998                        /s/ James Hicks
                                              Senior Vice President &
                                              Chief Financial Officer
                                             (Principal Financial and
                                               Accounting Officer)