Form 10-Q
period 1998-09-30
GREAT LAKES REIT
filed 1998-11-13
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998
                                       OR
              / /Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of November 13, 1998: 16,789,925

                                Great Lakes REIT
                               Index to Form 10-Q
                               September 30, 1998

                                                                  Page Number
Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of September 30, 1998
                      and December 31, 1997                                4

                      Consolidated Statements of Income
                      for the three months
                      ended September 30, 1998 and 1997                    5

                      Consolidated Statements of Income
                      for the nine months
                      ended September 30, 1998 and 1997                    6

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the nine months ended September 30, 1998         7

                      Consolidated Statements of Cash Flows
                      for the nine months
                      ended September 30, 1998 and 1997                    8

                      Notes to Consolidated Financial Statements           9

         Item 2.      Management's Discussion and Analysis of
                      Results of Operations and Financial Condition       11

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk                                         15

Part II - Other Information
         Item 2.      Changes in Securities                               15

         Item 4.      Submission of Matters to a Vote of Security Holders 16

         Item 6.      Exhibits and Reports on Form 8-K                    16

Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands)                                                            September 30,     December 31,
                                                                                 ----------------------------------
                                                                                       1998             1997
Assets
Properties:
Land                                                                                      $60,960          $46,044
Buildings, improvements, and equipment                                                    385,022          251,353
                                                                                 ----------------------------------
                                                                                          445,982          297,397
Less accumulated depreciation                                                              19,072           11,456
                                                                                 ----------------------------------
                                                                                          426,910          285,941
Cash and cash equivalents                                                                   2,136            1,437
Real estate tax escrows                                                                       400              332
Rents receivable                                                                            4,356            3,279
Deferred financing and leasing costs, net of accumulated amortization                       5,708            3,444
Goodwill, net of accumulated amortization                                                   1,303            1,359
Other assets                                                                                1,645            1,345
                                                                                 ----------------------------------

Total assets                                                                             $442,458         $297,137
                                                                                 ==================================

Liabilities and Shareholders' Equity

Bank loan payable                                                                        $186,869          $72,500
Mortgage loans payable                                                                     29,674           17,568
Bonds payable                                                                               4,800            5,030
Accounts payable and accrued liabilities                                                    6,319            3,464
Accrued real estate taxes                                                                  11,845            7,777
Prepaid rent                                                                                3,310            2,781
Security deposits                                                                           1,112              925
                                                                                 ----------------------------------

Total liabilities                                                                         243,929          110,045
                                                                                 ----------------------------------

Common shares of beneficial interest ($0.01 par value,                                        175              159
60,000,000 shares authorized; 17,457,009 and 15,862,811
shares issued in 1998 and 1997 respectively)
Paid-in-capital                                                                           223,963          196,431
Retained earnings (deficit)                                                                (7,667)          (4,501)
Employee share loans                                                                      (11,169)          (4,654)
Deferred compensation                                                                         (51)             (73)
Treasury shares, at cost (460,884 and 21,784 shares in                                     (6,722)            (270)
1998 and 1997 respectively)
                                                                                 ----------------------------------

Total shareholders' equity                                                                198,529          187,092
                                                                                 ----------------------------------

Total liabilities and shareholders' equity                                               $442,458         $297,137
                                                                                 ==================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)

                                                                      Three months ended September 30,
                                                                      -------------------------------------------
                                                                                     1998                  1997

Revenues:
Rental                                                                              $16,617               $8,922
Reimbursements                                                                        4,556                2,634
Interest and other                                                                      285                  261
                                                                      -------------------------------------------

Total revenues                                                                       21,458               11,817
                                                                      -------------------------------------------

Expenses:
Real estate taxes                                                                     3,332                1,692
Other property operating                                                              5,541                2,863
General and administrative                                                            1,393                  923
Interest                                                                              3,440                  221
Depreciation and amortization                                                         3,505                2,002
                                                                      -------------------------------------------

Total expenses                                                                       17,211                7,701
                                                                      -------------------------------------------

Net income                                                                           $4,247               $4,116
                                                                      ===========================================

Earnings per common share - basic                                                     $0.25                $0.26
                                                                      ===========================================

Weighted average common shares outstanding - basic                               17,275,676           15,596,765
                                                                      ===========================================

Diluted earnings per common share                                                     $0.24                $0.26
                                                                      ===========================================

Weighted average common shares outstanding - diluted                             17,406,102           15,727,905
                                                                      ===========================================

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)

                                                                       Nine months ended September 30,
                                                                      -------------------------------------------
                                                                                      1998                  1997

Revenues:
Rental                                                                              $44,655              $25,219
Reimbursements                                                                       12,404                7,775
Interest and other                                                                      693                  540
                                                                      -------------------------------------------

Total revenues                                                                       57,752               33,534
                                                                      -------------------------------------------

Expenses:
Real estate taxes                                                                     9,072                5,401
Other property operating                                                             14,881                8,323
General and administrative                                                            3,643                2,598
Interest                                                                              8,354                3,145
Depreciation and amortization                                                         9,426                5,839
                                                                      -------------------------------------------

Total expenses                                                                       45,376               25,306
                                                                      -------------------------------------------

Net income                                                                          $12,376               $8,228
                                                                      ===========================================

Earnings per common share - basic                                                     $0.74                $0.67
                                                                      ===========================================

Weighted average common shares outstanding - basic                               16,801,186           12,344,223
                                                                      ===========================================

Diluted earnings per common share                                                     $0.73                $0.66
                                                                      ===========================================

Weighted average common shares outstanding - diluted                             17,015,289           12,475,363
                                                                      ===========================================

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited) For the Nine Months Ended September 30, 1998
(Dollars in Thousands)

                                                             1998
-----------------------------------------------------------------------
Common Shares
Balance at beginning of period                                    $158
Net proceeds from the sale of common shares                         12
Exercise of share options                                            5
Restricted share awards                                             --
Issuance of shares for property acquisitions                        --
-----------------------------------------------------------------------
Balance at end of period                                           175

Paid-in capital
Balance at beginning of period                                 196,431
Net proceeds from the sale of common shares                     21,009
Exercise of share options                                        6,523
Restricted share awards                                             --
Issuance of shares for property acquisitions                        --
-----------------------------------------------------------------------
Balance at end of period                                       223,963

Retained earnings (deficit)
Balance at beginning of period                                  (4,501)
Net income                                                      12,376
Distributions/dividends                                        (15,542)
-----------------------------------------------------------------------
Balance at end of period                                        (7,667)

Employee share loans
Balance at beginning of period                                  (4,654)
Exercise of share options                                       (6,515)
-----------------------------------------------------------------------
Balance at end of period                                       (11,169)

Deferred compensation
Balance at beginning of period                                     (72)
Restricted share award                                              --
Amortization of deferred compensation                               21
-----------------------------------------------------------------------
Balance at end of period                                           (51)

Treasury shares
Balance at beginning of period                                    (270)
Purchase of treasury shares                                     (6,452)
-----------------------------------------------------------------------
Balance at end of period                                        (6,722)
-----------------------------------------------------------------------
Total shareholders' equity                                    $198,529
=======================================================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)

                                                                    Nine Months Ended
                                                             -----------------------------
                                                                        September 30,
                                                             -----------------------------
                                                                      1998           1997


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $12,376         $8,228
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                     9,448          6,011
Net changes in assets and liabilities:
   Rents receivable                                                 (1,077)          (256)
   Real estate tax escrows and other assets                           (669)           908
   Accounts payable, accrued expenses and other liabilities          2,670          2,248
   Accrued real estate taxes                                         4,068            (94)
   Payment of deferred leasing costs                                (2,044)          (628)
                                                             -----------------------------
Net cash provided by operating activities                           24,772         16,417
                                                             -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                            (128,793)       (51,993)
Additions to buildings, improvements and equipment                  (8,338)        (5,146)
Other investing activities                                           1,610           (100)
                                                             -----------------------------
Net cash used by investing activities                             (135,521)       (57,239)
                                                             -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares                                 22,500        101,603
Payment of share offering costs                                     (1,479)        (8,573)
Proceeds from exercise of share options                                 13            387
Proceeds from bank and mortgage loans payable                      189,035         49,800
Distributions / dividends                                          (15,542)       (12,031)
Purchase of treasury shares                                         (6,452)            --
Payment of bank and mortgage loans and bonds                       (75,225)       (89,391)
Payment of deferred financing costs                                 (1,402)          (298)
                                                             -----------------------------
Net cash provided by financing activities                          111,448         41,497
                                                             -----------------------------
Net increase (decrease) in cash and cash equivalents                   699            675
Cash and cash equivalents, beginning of year                         1,437          1,688
                                                             =============================
Cash and cash equivalents, end of quarter                           $2,136         $2,363
                                                             =============================

Supplemental disclosure of cash flow:
Interest paid                                                       $7,581         $3,091
                                                             =============================


Non cash financing transactions:
Employee share loans                                                $6,515         $1,618
                                                             =============================
Issuance of shares and units to acquire properties                    $887         $1,848
                                                             =============================
Mortgages assumed to acquire properties                            $12,435         $2,989
                                                             =============================


The accompanying notes are an integral part of these financial statements.

                                Great Lakes REIT
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust, successor to Great Lakes REIT, Inc., a Maryland corporation, formed in 1992, owns a limited partnership interest and the sole general partnership interest in Great Lakes REIT, L.P. (the "Operating Partnership") totaling more than 99% of the outstanding partnership interests of the Operating Partnership. Great Lakes REIT, its subsidiaries and the Operating Partnership are referred to herein collectively as the "Company".

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

In July 1998, the Company acquired a 120,734 square foot portion of an office building located in St. Paul, Minnesota for a contract price of $9,750,000. Funds for the purchase came from a borrowing under the Company's unsecured line of credit.

In September 1998, the Company acquired a six-story 150,000 square foot office building located in Lisle, Illinois at a contract price of $17,800,000 and a 62,000 square foot office building located in Northfield, Illinois at a contract price of $4,500,000. Funds for the purchases came from borrowings under the Company's unsecured line of credit.

The unaudited pro forma information presents the results of operations as if the newly acquired Columbus, Ohio, Milwaukee, Wisconsin, Englewood, Colorado, St. Paul, Minnesota, Lisle and Northfield, Illinois properties were acquired at the beginning of 1997, after giving effect to certain adjustments, including increased depreciation and interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Company had acquired these properties on January 1, 1997 (in thousands, except per share data).



                                                                     Nine months ended            Nine months ended
                                                                     September 30, 1998           September 30, 1997

Revenues .....................................................          $   65,910                   $   63,767
Net income ...................................................          $   12,332                   $   11,968

Earnings per common share-basic ..............................          $    0.73                    $     0.71
Diluted earnings per common share ............................          $    0.72                    $     0.70


3.       Financing Activities

In June 1998, the Company entered into a $60 million unsecured credit facility. Amounts due mature on December 28, 1998 and bear interest at LIBOR plus 1.45% per annum. At September 30, 1998, $37,150 was outstanding on the loan.

On April 6, 1998, the Company entered into a $150 million unsecured credit facility with a group of banks, which refinanced its $75 million secured line of credit. Amounts due mature in April 2001 and bear interest at LIBOR plus 1.1% to 1.3%, depending on overall Company leverage. At September 30, 1998, $149,719 was outstanding on the loan.

On April 24, 1998, the Company closed the sale of common shares to a newly-formed registered unit investment trust. The Company sold 1,184,211 common shares with net proceeds of approximately $21.0 million, all of which were used to repay a portion of its bank lines of credit.

4.       Conversion to Business Trust

In July 1998, the Company converted its form of organization from a Maryland Corporation to a Maryland real estate investment trust. This action was approved by the Company's shareholders at it's Annual Shareholders' Meeting on July 17, 1998.


5.       Subsequent Event

The Company has a commitment for a $75 million term loan with a life insurance company. The loan will be secured by first mortgages on 13 of the Company's properties and will bear interest at a fixed rate of 6.83% per annum. The Company expects to use the proceeds from the term loan to retire in full the $60 million unsecured credit facility and repay a portion of its $150 million unsecured credit facility.


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview of Operating Results

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and nine months ended
September 30, 1998. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1997 Form 10-K.

Great Lakes REIT, a Maryland real estate investment trust formed in 1998, successor to Great Lakes REIT, Inc., a Maryland corporation, formed in 1992, owns a limited partnership interest and the sole general partnership interest in Great Lakes REIT, L.P. (the "Operating Partnership") totaling more than 99% of the outstanding partnership interests of the Operating Partnership. Great Lakes REIT, its subsidiaries and the Operating Partnership are referred to herein collectively as the "Company."

The primary business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties generally located within a 500 mile radius of Chicago. At September 30, 1998, the Company owned and operated 40 properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus, Minneapolis/St. Paul, and Denver. The Company leases space to over 600 tenants in a variety of businesses.

The Company has expanded its real estate portfolio through the acquisition of suburban office properties. The Company has financed its growth by the issuance of its common shares , operating partnership units, and short and long-term debt.

Growth in net income and funds from operations (FFO) for the three and nine months ended September 30, 1998 as compared to September 30, 1997 resulted from a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1997 and 1998 from the dates of their respective acquisitions.

Three months ended September 30, 1998 compared to three months ended September 30, 1997

In analyzing the operating results for the quarter ended September 30, 1998 the changes in rental income, real estate taxes and property operating expenses, from 1997 are due principally to three factors: (1) the addition of operating results from properties acquired subsequent to September 30, 1997; (2) the addition of a full quarter of operating results in 1998 from properties acquired in the third quarter of 1997 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1997; and (3) improved operations of properties during 1998 as compared to 1997.

The Company acquired three properties during the third quarter of 1998. The operating results of these properties were included in the Company's financial statements from the date of their acquisition. In 1997 the Company acquired nine properties including three properties subsequent to September 30, 1997 and three properties during the third quarter of 1997. In 1998 a full quarter of operations for these properties is included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:

                                                                     Rental and           Real        Property
                                                                     reimbursement        estate      operating
                                                                     income               taxes       expenses

Inrease due to inclusion
of results of properties
acquired in 1997 .................................................   $ 4,256,000    $   711,000    $ 1,306,000

Increase due to 1998 acquisitions ................................     4,952,000        663,000      1,408,000
Property dispositions in 1998 ....................................       (37,000)        (6,000)        (3,000)
Improved operations in 1998
 compared to 1997 ................................................       446,000        272,000        (34,000)
                                                                         -------        -------        -------


Total increase in 1998 ...........................................   $ 9,617,000    $ 1,640,000    $ 2,677,000
                                                                      ===========    ===========    ===========


Interest expense during the quarter ended September 30, 1998 increased by $3,220,000 as the Company had greater amounts of debt outstanding in 1998. This debt was used to finance a portion of the cost of properties acquired subsequent to September 30, 1997.

General and administrative expenses increased by $470,000 due primarily to increased compensation costs ($155,000), certain one-time costs associated with converting the Company from a Maryland corporation to a Maryland real estate investment trust ($270,000), and increases in other office costs ($45,000) related to the increased size of the Company.

Depreciation and amortization increased in 1998 by $1,503,000 as the Company incurred these expenses on 40 properties as of September 30, 1998 as compared to 31 properties as of September 30, 1997.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

In analyzing the operating results for the nine months ended September 30, 1998, the changes in rental income, real estate taxes, and property operating expenses are due principally to three factors: (1) the addition of operating results from properties acquired subsequent to September 30, 1997; (2) the addition of a full nine months of operating results in 1998 from properties acquired in the first nine months of 1997 as compared to the partial period of the operating results from the dates of their respective acquisitions in 1997; and (3) improved operations of properties during 1998 as compared to 1997.

During the nine months ended September 30, 1998, the Company acquired seven properties. The operating results of these properties have been included in the Company's financial statements from the dates of their acquisitions. In 1997, the Company acquired nine properties including three properties subsequent to September 30, 1997. In 1998, nine months of operations for these properties have been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:

                                                                            Rental and        Real estate      Property
                                                                            reimbursement     taxes            operating
                                                                            income                             expenses

Increase due to inclusion
 of results of properties
 acquired in 1997 .......................................................   $ 13,356,000    $  2,177,000   $  3,837,000

Increase due to 1998 acquisitions .......................................      8,897,000       1,208,000      2,669,000
Property dispositions in 1998 ...........................................       (149,000)          4,000          1,000
Improved operations in 1998
 compared to 1997 .......................................................      1,960,000         283,000         51,000
                                                                               ---------         -------         ------


Total increase in 1998 ..................................................   $ 24,064,000    $  3,672,000   $  6,558,000
                                                                            ============    ============   ============



Interest expense during the nine months ended September 30, 1998 increased by $5,208,000 as the Company had greater amounts of debt outstanding in 1998.

General and administrative expenses increased by $1,044,000 due primarily to certain costs associated with converting the Company from a Maryland corporation to a Maryland real estate investment trust ($270,000), increased compensation costs ($384,000), costs associated with abandoned property acquisitions ($106,000), increased travel expenses ($54,000), and increased office costs ($230,000) related to the increased size of the Company.

Depreciation and amortization increased in 1998 by $3,587,000 as the Company incurred these expenses on 40 properties as of September 30, 1998 as compared to 31 properties as of September 30, 1997.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 1998 were $2,136,000, an increase of $699,000 as compared to December 31, 1997. The increase is primarily due to increased cash flow from operating activities in 1998 as compared to 1997 and increased net cash provided by financing activities in 1998 as compared to 1997.

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

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through additional borrowings on its existing $60 million and $150 million unsecured lines of credit which mature in December 1998 and April 2001, respectively.

So far in 1998 the Company has completed $145 million of property acquisitions. The ability of the Company to continue to make acquisitions at this pace is predicated upon the Company's ability to access the public and private equity and debt markets at acceptable prices and rates. However, the Company does not plan to sell equity securities so long as the market pricing of the Company's common shares of beneficial interest remains in the range recorded during the third quarter. Accordingly, unless the Company's equity market value increases, the Company expects its acquisition activity will be reduced.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or additional equity securities in the Company, and targeted property dispositions.

The Company has a commitment for a $75 million term loan with a life insurance company. The loan will bear interest at a fixed rate of 6.83% per annum and will have a term of ten years. Proceeds from the term loan are expected to be used to retire the Company's $60 million unsecured loan of credit and to repay a portion of its $150 million unsecured line of credit.

Pursuant to its previously announced share repurchase program, the Company has purchased (as of September 30, 1998) 439,100 of its common shares at a cost of $6,452,000. Funds for the purchases came from borrowings on its $60 million unsecured line of credit and working capital.

On July 17, 1998, the Company's Board of Trustees approved a plan to sell six properties. These properties include five office properties and one industrial building. The specific properties, all in suburban Chicago, are:

                           Property                           Location

                           565 Lakeview Parkway               Vernon Hills
                           2800 River Road                    Des Plaines
                           1251 Plum Grove Road               Schaumburg
                           Kensington Corporate Center        Mount Prospect
                           Court Office Center                Markham
                           1675 Holmes Road                   Elgin

The Company expects to generate proceeds from the sale of these assets in the range of $30 to $35 million, and formally commenced marketing efforts in September 1998. These proposed dispositions are consistent with the Company's strategy to seek to enhance shareholder value in part through strategic dispositions. The Company currently plans to use the proceeds from sale to reduce outstanding balance of its unsecured credit facilities, to acquire additional investment properties, and for working capital.

Year 2000 Issues and Status

The Company recognizes the importance of the Year 2000 issues and has initiated a program of evaluating, remediating and testing the systems and equipment serving its businesses for Year 2000 readiness. The Company is also assessing the readiness of external parties, including its suppliers, vendors, bankers, insurers and other service providers as well as its tenants. The evaluation phase is intended to determine the readiness of internal systems and equipment as well as the readiness of third parties. The remediation phase includes reprogramming of software with testing of specific modifications, replacement of computer software, hardware and operating equipment as well as identifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems which are modified.

Amounts incurred to date for remediation costs have not been material. The current status of the Company's state of readiness and expected completion dates for evaluation, remediation and testing related to Year 2000 issues are summarized below:

Financial software: The evaluation of its financial software is 100% complete and since the Company believes this software is Year 2000 compliant, no remediation is required. The Company has not yet tested whether the financial systems are in fact Year 2000 compliant, but expects to begin such testing in the first quarter of 1999. Costs associated with the testing phase will not be material.

Networking software: The Company operates its internal computer network on a product which is not Year 2000 compliant. The Company has ordered an upgrade to this product as well as the necessary hardware to compliment the software upgrade. The Company initiated training of its employees for this software upgrade in the third quarter of 1998. The software and hardware upgrade is expected to be installed and tested during the second quarter of 1999. Total costs associated with this effort are anticipated to be $50,000 (including $15,000 for the hardware).

Building systems: Building systems include heating and air-conditioning control systems, elevator operating software, building security systems, telephone systems, and alarm monitoring systems. The Company has contacted all its vendors related to these systems in order to evaluate Year 2000 issues with respect to embedded technology related to these building systems. The Company has requested that its vendors for these systems indicate their compliance with Year 2000 issues. Most vendors have been reluctant to disclose their readiness to Year 2000 issues.

The Company has identified several building systems which need to be upgraded in its properties for Year 2000 issues. Total costs for the upgrades, which are expected to occur in 1999, are expected to be $250,000.

Tenants: The Company is developing a plan to contact its tenants to inquire as to whether the tenant's accounts payable systems will be able make required payments for the Year 2000 on a timely basis. The Company expects to complete its evaluation of this issue by March 1999 and to develop contingency plans, if necessary, beginning in July of 1999.

The Company believes that in the most likely, worst case scenario, internal remediation and testing of financial and networking technology systems and building systems will be completed as indicated above and will have minimal unfavorable impact on the results of operations and financial condition. If any or all of these efforts are delayed, there could be disruption of the financial, networking, and building systems. Critical third party vendors, suppliers and service providers have been contacted to evaluate their Year 2000 readiness. However, external parties providing materials and services to the Company have been reluctant to fully disclose information about their readiness. Accordingly, the Company cannot be assured there will be no disruption of operations because of vendors and service providers who are not fully Year 2000 compliant. Contingency plans will be developed, where necessary, as part of the remediation phases indicated above, to provide a continued supply of building services. The Company is developing a plan to contact significant tenants to determine their compliance with Year 2000 issues. However, the Company has not completed these evaluations and cannot determine whether there are vendors, suppliers and tenants who will not be compliant on a timely basis or whether the failure of any of these entities to become compliant could have a material adverse effect on its business, consolidated results of operations and consolidated financial position.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance for an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to other such REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended September 30, 1998 and 1997 is as follows (Dollars in Thousands):

                                                        1998     1997

Net income                                           $ 4,247  $ 4,116
Depreciation and amortization                          3,384    1,764
                                                     -------  -------

FFO                                                  $ 7,631  $ 5,880
                                                     =======  =======

FFO for the nine months ended September 30, 1998 and 1997 is as follows (Dollars in Thousands):

                                                        1998     1997

Net income                                           $12,376  $ 8,228
Depreciation and amortization                          8,827    4,983
Loan prepayment costs                                    ---      644
                                                     -------  -------

FFO                                                  $21,203  $13,855
                                                     =======  =======

Forward-Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. For example, statements regarding the Company's expectations with respect to its short-term and long-term liquidity requirements and related sources including its ability to successfully conclude its expected $75 million secured term loan and possible disposition of certain identified properties including expectations related to proceeds from such dispositions, and compliance with Year 2000 issues are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, fluctuations in market value of the Company's equity securities, increased competition for acquisition of new properties, availability of alternative financing sources, unanticipated expenses and delays in acquiring properties or increasing occupancy rates, regional economic and business conditions and the ability of the Company, its vendors, and its tenants to identify and remediate Year 2000 issues on a timely and cost-effective basis.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable.
Part II Other Information

Item 2. Changes in Securities

During the quarter ended September 30, 1998, the Company issued 21,274 shares of common stock pursuant to the exercise of outstanding share options with an aggregate exercise price of $318,262. These shares were issued to the option holders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 17, 1998, the Company conducted its 1998 Annual Stockholders' Meeting in Schaumburg, Illinois pursuant to a Notice of Meeting and Proxy Statement dated June 17, 1998.

Five members of the Company's Board of Trustees were nominated and were reelected to serve another term at such Annual Meeting. The following is the list of the individuals who were nominated and elected to the Board of Trustees:
Mr. James J. Brinkerhoff, Mr. Patrick R. Hunt, Mr. Daniel E. Josephs, Mr. Daniel
P. Kearney, Mr. Edward Lowenthal, Mr. Richard A. May, Mr. Donald E. Phillips. The following is a description of the voting results for each of the nominees.

Issue:                      For                     Against           Abstain           Total
Election of Directors

Nominees Name:

James J. Brinkerhoff       12,282,817                5,672             38,874           12,327,363
Patrick R. Hunt            12,293,742                  522             33,099           12,327,363
Daniel E. Josephs          12,283,457                8,673             35,233           12,327,363
Daniel P. Kearney          12,276,806                1,522             49,035           12,327,363
Edward Lowenthal           12,293,742                  522             33,099           12,327,363
Richard A. May             12,292,759                1,305             33,299           12,327,363
Donald E. Phillips         12,258,966                9,480             58,917           12,327,363

One other matter was submitted to a vote at the Annual Meeting. The shareholders were asked to consider and vote upon the Trust Conversion Proposal. The Proposal was approved by the Company's shareholders with the following vote totals:
10,146,008 for and 28,362 against with 2,152,993 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are attached hereto:

Exhibit
Number                                      Description of Document

10.1 Form of employment Agreement dated July 17, 1998 for Richard A. May and Patrick R. Hunt

10.2 Form of Employment Agreement dated July 17, 1998 for Raymond M. Braun, James Hicks, and Richard L. Rasley

10.3 Form of Employment Agreement dated July 17, 1998 for Kim S. Mills and Edith
     M. Scurto

27.1 Financial Data Schedule


(b)      Reports on Form 8-K:

         The following report on Form 8-K/A was filed during the quarter ended September 30, 1998:

                  Current Report on Form 8-K/A dated July 24, 1998 which included the required financial statements related to the acquisition of properties reported in a Current Report on Form 8-K filed June 4, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Great Lakes REIT
                                        (Registrant)



Date:    November 13, 1998               /s/ James Hicks
                                         Senior Vice President &
                                         Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

Exhibit 10.1                                  FORM FOR MAY AND HUNT



                              EMPLOYMENT AGREEMENT


                  THIS EMPLOYMENT AGREEMENT (this "Agreement"), dated as of July 17, 1998, is made and entered by and between Great Lakes REIT, Inc., a Maryland corporation (the "Company"), and __________________ (the "Executive").

                                   WITNESSETH:

                  WHEREAS, the Executive is a senior executive of the Company and has made and is expected to continue to make major contributions to the short-term and long-term profitability, growth and financial strength of the Company; and

                  WHEREAS, the Company recognizes that, as is the case for most publicly-held companies, the possibility of a Change in Control (as hereinafter defined) exists; and

                  WHEREAS, the Company desires to assure itself of both present and future continuity of management and desires to establish certain minimum severance benefits for certain of its senior executives, including the Executive, applicable in the event of a Change in Control and otherwise; and

                  WHEREAS,   the  Company  wishes  to  ensure  that  its  senior
executives are not practically disabled from discharging their duties in respect of a proposed or actual transaction involving a Change in Control; and

                   WHEREAS, the Company desires to provide additional inducement for the Executive to continue to remain in the employ of the Company;

                  NOW, THEREFORE, the Company and the Executive agree as follows:

                  1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

                  (a) "Base Pay" means the Executive's annual base salary at a rate not less than the Executive's annual fixed or base compensation as in effect for the Executive immediately prior to the date of this Agreement or such higher rate as may be determined from time to time by the Board or a committee thereof.

                  (b) "Board" means the Board of Directors of the Company.

                  (c) "Cause" means that the Executive shall have (i) willfully and continually failed to perform his duties with the Company (other than any such failure that is due to physical or mental incapacity) after a demand for substantial performance shall have been delivered to the Executive by the Board, specifically identifying the manner in which the Board believes the Executive has not substantially performed his duties, or (ii) willfully engaged in misconduct or illegal conduct that is materially injurious to the Company. For the purposes of this Section 1(c), no act or failure to act by the Executive shall be considered "willful", unless done or omitted to be done not in good faith and without a reasonable belief that the act or omission was in the best interests of the Company, and the unwillingness of the Executive to accept any change in the nature, scope or level of his authority, powers, responsibilities, functions or duties, a reduction in his total compensation (including Base Pay and Incentive Pay) or Employee Benefits, a relocation of his place of employment that the Executive deems to be unreasonable in the light of his personal circumstances, or other action by or at the request of the Company in respect of his position, authority, powers, responsibilities, functions or duties that the Executive reasonably deems to be contrary to this Agreement, shall not be considered by the Board to be a failure to perform on the part of the Executive or to be misconduct or illegal conduct by the Executive. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for "Cause" hereunder unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the members of the Board then in office (excluding for all purposes related to this determination, each member of the Board who is also then an employee of the Company) at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel (if the Executive shall choose to have counsel present at such meeting), to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive shall have been guilty of an act or omission constituting Cause and specifying the particulars thereof in detail. Nothing herein will limit the right of the Executive or his beneficiaries to contest the validity or propriety of any such finding of the Board.

                  (d) "Change in Control" means the occurrence during the Term of any of the following events:

                           (i) The Company is merged, consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding Voting Stock of such corporation or person immediately after such transaction is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such transaction;

                           (ii) The Company sells or otherwise transfers all or substantially all of its assets to another corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding Voting Stock of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such sale or transfer;

                           (iii)  There is a report  filed  on  Schedule  13D or
         Schedule 14D-1 (or any successor schedule, form or report), as promulgated in each case pursuant to the Exchange Act, disclosing that any person (as the term "person" is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) (a "Person") has become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of securities representing 50% or more of the combined voting power of the then-outstanding Voting Stock of the Company;

                           (iv) The Company files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Company has occurred or will occur in the future pursuant to any then-existing contract or transaction; or

                           (v) If, during any period of 24 consecutive months, individuals who at the beginning of any such period constitute the Directors of the Company cease for any reason to constitute at least a majority thereof; provided, however, that for the purposes of this clause (v) each Director who is first elected (or first nominated for election by the Company's stockholders) by a vote of at least two-thirds of the Directors of the Company then still in office who were Directors of the Company at the beginning of any such period will be deemed to have been a Director of the Company at the beginning of such period, but excluding any such Director whose initial assumption of office occurs as a result of an actual or threatened election contest (within the meaning of Rule 14a-1 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board.

Notwithstanding the foregoing provisions of Sections 1(d)(iii) and 1(d)(iv), unless otherwise determined in a specific case by majority vote of the Board, a "Change in Control" shall not be deemed to have occurred for the purposes of
Section 1(d)(iii) or 1(d)(iv) solely because (1) the Company, (2) a Subsidiary or (3) any Company-sponsored employee stock ownership plan or any other employee benefit plan of the Company or any Subsidiary either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D,
Schedule 14D-1, Form 8-K or Schedule 14A (or any successor schedule, form or report or item therein) under the Exchange Act disclosing beneficial ownership by it of shares of Voting Stock in excess of 50% or otherwise, or because the Company reports that a change in control of the Company has occurred or will occur in the future by reason of such beneficial ownership.

                  (e) "Competitive Activity" means the Executive's participation in the management of any business enterprise without the written consent of an officer of the Company, if (i) such enterprise engages in substantial and direct competition with the Company and such enterprise's revenues attributable to any operations that are competitive with any revenue generating operations of the Company amounted to 10% of such enterprise's net revenues for its most recently completed fiscal year and (ii) the Company's net revenues attributable to such operations amounted to 10% of the Company's net revenues for its most recently completed fiscal year. "Competitive Activity" shall not include the mere ownership of securities in any such enterprise and the exercise of rights appurtenant thereto and shall not include participation in the management of any such enterprise except in connection with any such competitive operations of such enterprise.

                  (f) "Employee Benefits" means the perquisites, benefits and service credit for benefits as provided under any and all employee retirement income and welfare benefit plans, policies, programs or arrangements in which the Executive is entitled to participate, including but not limited to any stock option, performance share, performance unit, stock purchase, stock appreciation, savings, pension, supplemental executive retirement, or other retirement income or welfare benefit, deferred compensation, incentive compensation, group or other life, health, medical/hospital or other insurance (whether funded by actual insurance or self-insured by the Company or a Subsidiary), disability, salary continuation, expense reimbursement and other employee benefit plans, policies, programs or arrangements that may now exist or any equivalent successor plans, policies, programs or arrangements that may be adopted hereafter by the Company or a Subsidiary, providing perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date.

                  (g) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  (h)      "Good Reason" means any of the following:

                           (i) (1) A failure to elect or reelect or otherwise to maintain the Executive in the office or the position, or a substantially equivalent office or position, of or with the Company or a Subsidiary (or any successor thereto by operation of law of or otherwise), as the case may be, that the Executive held as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date or (2) the removal of the Executive as a Director of the Company or a Subsidiary (or any successor thereto) if the Executive shall have been a Director of the Company or a Subsidiary as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date;

                           (ii) A significant adverse change in the nature, scope or level of the authority, powers, responsibilities, functions or duties attached to the position with the Company and any Subsidiary that the Executive held as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date, or a reduction in the Executive's aggregate Base Pay and Incentive Pay received from the Company and any Subsidiary, or the termination or denial of the Executive's rights to Employee Benefits or a reduction in the scope or value thereof, any of which shall not have been remedied by the Company within 30 calendar days after receipt by the Company of written notice from the Executive of such change, reduction or termination, as the case may be;

                           (iii) A good faith determination by the Executive that a change in circumstances shall have occurred following the date of this Agreement, including but not limited to a change in the scope of the business or other activities for which the Executive was responsible as of the date of this Agreement or at any time within the sixth month period immediately prior to the applicable measurement date, which shall have rendered the Executive substantially unable to carry out, shall have substantially hindered the Executive's performance of, or shall have caused the Executive to suffer a substantial reduction in, any of the authority, powers, responsibilities, functions or duties attached to the position held by the Executive as of the date of this Agreement or any time within the six month period immediately prior to the applicable measurement date and shall not have been remedied within 30 calendar days after written notice to the Company from the Executive of such determination (Any such determination by the Executive shall be presumed to have been made in good faith and shall be final and binding upon the parties hereto, unless within such thirty-calendar-day period, there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the members of the Board then in office (excluding for all purposes related to this determination, each member of the Board who is also then an employee of the Company) at a meeting of the Board called and held for such purpose (after an opportunity for the Executive, together with the Executive's counsel (if the Executive shall choose to have counsel present at such meeting), to be heard before the Board) finding that, in the good faith opinion of the Board, such determination by the Executive shall not have been made in good faith and specifying in detail the bases of such finding. Nothing herein will limit the right of the Executive or his beneficiaries to contest the validity or propriety of any such finding of the Board.);

                           (iv) The liquidation, dissolution, merger, consolidation or reorganization of the Company or transfer of all or substantially all of its business or assets, unless the successor or successors (by liquidation, merger, consolidation, reorganization, transfer or otherwise) to which all or substantially all of the Company's business or assets shall have been transferred (by operation of law or otherwise) shall have assumed all duties and obligations of the Company under this Agreement pursuant to Section 11(a);

                           (v) A relocation of the Executive's place of employment to a place that is more than 50 miles farther from the place where he or she is residing on the date of this Agreement than is the place of his or her employment on the date of this Agreement; or

                           (vi) Without limiting the generality or effect of the foregoing, any material breach of this Agreement by the Company or any successor thereto that is not remedied by the Company (or any such successor) within 30 calendar days after receipt by the Company (or any such successor) of written notice from the Executive of such breach.

                  (i) "Incentive Pay" means an annual bonus, incentive or other payment of compensation, in addition to Base Pay, made or to be made in regard to services rendered in any year or other period pursuant to any bonus, incentive, profit-sharing, performance, discretionary pay or similar agreement, plan, policy, program or arrangement (whether or not funded) of the Company (or any successor thereto) that shall provide the Executive with the opportunity to receive benefits at least equal to those that he had an opportunity to receive under any such plan, policy, program or arrangement maintained by the Company as of the date of this Agreement or at any time within the six month period immediately prior to the applicable measurement date.

                  (j) "Retirement Plans" means the retirement income, supplemental executive retirement, excess benefits and retiree medical, life and similar benefit plans providing retirement perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder prior to a Change in Control.

                  (k) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the first anniversary of the occurrence of the Change in Control.

                  (l) "Subsidiary" means an entity in which the Company directly or indirectly beneficially owns 50% or more of the outstanding Voting Stock.

                  (m) "Term" means the period commencing as of the date hereof and expiring at the close of business on June 30, 2001; provided, however, that commencing on July 1, 1999, and on each July 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless the Company or the Executive shall have given not less than 90 days' prior written notice that the Company or the Executive, as the case may be, does not wish to have the Term so extended. For the purposes of this Section 1(m), the Executive shall not be deemed to have ceased to be an employee of the Company and any Subsidiary by reason of the transfer of Executive's employment among the Company and any Subsidiaries.

                  (n) "Termination Date" means the date on which the Executive's employment is terminated (the effective date of which shall be the date of termination or such other date that may be specified by the Executive if the termination is by the Executive for Good Reason pursuant to Section 4(a)).

                  (o) "Voting Stock" means securities entitled to vote generally in the election of directors.

                  2. Duties of Executive. During the Term, the Executive shall remain in the employ of the Company in the position and with substantially the same authority, powers, responsibilities, functions and duties that he had as of the date of this Agreement or such different or additional positions, authority, powers, responsibilities, functions and duties as the Company and the Executive may hereafter mutually agree in writing. Throughout the Term, the Executive shall devote substantially all of his time during normal business hours (subject to vacations, sick leave and other absences in accordance with the policies of the Company as in effect for senior executives as of the date of this Agreement) to the business and affairs of the Company, but nothing in this Agreement shall preclude the Executive from devoting reasonable periods of time during normal business hours to (a) serving as a director, trustee or member of or participant in any organization or business, provided that such activity would not constitute Competitive Activity if conducted by the Executive after the Termination Date, (b) engaging in charitable and community activities or (c) managing his personal investments, provided that such activities do not materially interfere with the Executive's performance of his duties hereunder.

                  3.       Compensation During Term.  During the Term:

                  (a) The Executive (i) shall receive Base Pay and (ii) shall be provided the opportunity to receive Incentive Pay.

                  (b) The Executive shall be a full participant in, and shall be entitled to the perquisites, benefits and service credit for benefits provided under, any and all plans, policies, programs or arrangements in which senior executives of the Company participate providing Employee Benefits; provided, however, that the Executive's rights thereunder shall be governed by the terms thereof and shall not be expanded hereunder or otherwise affected hereby; provided further, however, notwithstanding the foregoing, if and to the extent such Employee Benefits are not payable or provided under any such plan, policy, program or arrangement, the Company shall pay or provide therefor. Nothing in this Agreement shall preclude the improvement or enhancement of any Employee Benefits, provided that no such improvement or enhancement shall in any way diminish any other obligation of the Company under this Agreement.

                  4. Termination of Employment and Related Severance Compensation. (a) If the Executive's employment shall be terminated by the Company or a Subsidiary during the Term for any reason other than Cause or the Executive's death or the Executive's permanent disability within the meaning of the long-term disability plan in effect for (or applicable to) the Executive as of the date of this Agreement or at any time within the six month period immediately prior to the applicable measurement date, or if the Executive's employment shall be terminated by the Executive during the Term for Good Reason, the Executive shall be entitled to the severance compensation and benefits described in Annex A to this Agreement.

                  (b) If the Executive's employment shall be terminated during the Term because the Executive becomes permanently disabled within the meaning of the long-term disability plan in effect for (or applicable to) the Executive as of the date of this Agreement or at any time within the six month period immediately prior to the applicable measurement date, the Executive shall be entitled to the severance compensation and benefits described in Annex B to this Agreement.

                  (c) If the Executive's employment shall terminate during the Term as a result of the Executive's death, the Executive shall be entitled to the severance compensation and benefits described in Annex C to this Agreement.

                  (d) Notwithstanding the provisions of Sections 4(a) , 4(b) and 4(c), if the Executive's employment shall be terminated by the Company or a Subsidiary during the Severance Period for any reason other than Cause, or if the Executive's employment shall be terminated by the Executive during the Severance Period for any reason or for no reason, or if the Executive's employment shall terminate during the Severance Period as a result of the Executive's death, the Executive shall be entitled to the severance compensation and benefits described in Annex D to this Agreement.

                  (e) No termination of the Executive's  employment  pursuant to
Section 4(a), 4(b), 4(c) or 4(d) shall affect any rights that the Executive may have pursuant to any agreement, plan, policy, program or arrangement of the Company or any Subsidiary providing Employee Benefits, and the Executive's rights under any such agreement, plan, policy, program or arrangement shall be governed by the terms thereof.

                  (f) Without limiting the rights of the Executive at law or in equity, if the Company shall fail to make any payment or provide any benefit required to be made or provided under this Agreement on a timely basis, the Company will pay interest on the amount or value thereof at an annualized rate of interest equal to the so-called composite "prime rate" as quoted from time to time during the relevant period in The Wall Street Journal, plus 1.0%. Such interest will be payable as it accrues on demand. Any change in such prime rate will be effective on and as of the date of such change.

                  (g) Notwithstanding any other provision of this Agreement to the contrary, the parties' respective rights and obligations under this Section 4 and under Sections 5, 7, 8 and 9 shall survive any termination or expiration of this Agreement or the termination of the Executive's employment following a Change in Control for any reason whatsoever.

                  (h) Notwithstanding any provision to the contrary in any applicable plan, program or agreement, (i) upon the termination of the Executive's employment pursuant to Section 4(a), 4(b), 4(c) or 4(d), all stock options then held by the Executive shall become fully vested and exercisable and shall remain so exercisable for a period of 12 months following the Termination Date, and (ii) upon the termination of the Executive's employment pursuant to
Section 4(d), all restricted stock awards then held by the Executive shall become fully vested and nonforfeitable.

                  (i) Notwithstanding any provision to the contrary in any applicable agreement, note or other document evidencing any indebtedness of the Executive to the Company, (i) upon the termination of the Executive's employment pursuant to Section 4(a), 4(b) or 4(d), the Executive shall have 36 months from and after the Termination Date in which to repay such indebtedness, and (ii) upon the termination of the Executive's employment pursuant to Section 4(c), the Executive shall have 18 months from and after the Termination Date in which to repay such indebtedness.

                  5. Certain Additional Payments by the Company. (a) Notwithstanding any other provision of this Agreement to the contrary, in the event that it shall be determined (as hereafter provided) that any payment (other than the Gross-Up payments provided for in this Section 5) or distribution by the Company or any of its affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, plan, policy, program or arrangement, including but not limited to any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor provision thereto), by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-up Payment shall be made with respect to any Excise Tax attributable to (i) any "incentive stock option" (as defined by Section 422 of the Code) granted prior to the execution of this Agreement or (ii) any stock appreciation or similar right granted in tandem with any incentive stock option. The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

                  (b) Subject to the provisions of Section 5(f), all determinations required to be made under this Section 5, including whether any Excise Tax is payable by the Executive and the amount of any such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of any such Gross-Up Payment, shall be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within 30 calendar days after the Termination Date, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall deliver to the Company and the Executive at the same time as it makes such a determination an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments that shall not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 5(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five business days after receipt of such determination and calculations.

                  (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm and shall otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 5(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

                  (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to any Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Tax and, at the request of the Company, shall provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and any relevant corresponding state and local tax returns as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return or any relevant corresponding state or local tax return, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five business days pay to the Company the amount of such reduction.

                  (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by
Section 5(b) shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within five business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

                  (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than 10 business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the thirty-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of any amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                           (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

                           (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including but not limited to accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

                           (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

                           (iv)     permit the Company to participate in any
proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, from and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this
Section 5(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 5(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided that the Executive may participate therein at his own cost and expense) and may at its option either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold harmless the Executive, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance;
provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

                  (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 5(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of 30 calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 5.

                  6. No Mitigation  Obligation.  The Company hereby acknowledges that it will be difficult and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 8 will further limit the employment opportunities for the Executive. In addition, the Company acknowledges that its severance pay plans applicable in general to its salaried employees do not provide for mitigation, offset or reduction of any severance payment received thereunder. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no profits, income, earnings or other benefits from any source whatsoever will create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in the last sentence of Paragraph 2 of Annex A and the last sentence of Paragraph B of Annex D.

                  7. Legal Fees and Expenses. (a) It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise, because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny or recover from the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense, including but not limited to the initiation or defense of any litigation or other legal action, whether by or against the Company or any Director, officer, stockholder or other person affiliated with the Company, in any jurisdiction. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. Without respect to whether the Executive prevails in whole or in part in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing up to a maximum aggregate amount of $100,000, provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

                  (b) Without limiting the obligations of the Company pursuant to Section 7(a) hereof, in the event that a Change in Control occurs, the performance of the Company's obligations under this Section 7 shall be secured by amounts, which shall in the aggregate be not less than $100,000, deposited or to be deposited in trust pursuant to certain trust agreements to which the Company shall be a party providing that the fees and expenses of counsel selected from time to time by the Executive pursuant to Section 7(a) shall be paid, or reimbursed to the Executive if paid by the Executive, either in accordance with the terms of such trust agreements or, if not so provided, upon presentation from time to time by the Executive to the trustee of a statement or statements prepared by such counsel in accordance with its customary practices. Any failure by the Company to satisfy any of its obligations under this Section 7(b) shall not limit the rights of the Executive hereunder. Subject to the foregoing, the Executive shall have the status of a general unsecured creditor of the Company and shall have no right to, or security interest in, any assets of the Company or any Subsidiary.

                  8. Competitive Activity; Confidentiality; Nonsolicitation. (a) If the Executive's employment shall terminate or be terminated pursuant to
Section 4(a) or 4(d) and the Executive shall have received or shall be receiving benefits pursuant to Section 4(a) or 4(d) and, if applicable, Section 5, the Executive shall not engage in any Competitive Activity for one year from and after the Termination Date in any geographical market where the Company shall be operating on the Termination Date.

                  (b) During the Term, the Company agrees that it will disclose to Executive its confidential or proprietary information (as defined in this Section 8(b)) to the extent necessary for Executive to carry out his obligations to the Company. The Executive hereby covenants and agrees that, without the prior written consent of the Company, he will not during the Term or thereafter disclose to any person not employed or otherwise engaged by the Company, or use in connection with engaging in competition with the Company, any confidential or proprietary information of the Company. For the purposes of this Agreement, the term "confidential or proprietary information" will include all information of any nature and in any form that is owned by the Company and is not publicly available (other than by Executive's breach of this Section 8(b)) or generally known to persons engaged in businesses similar or related to those of the Company. Confidential or proprietary information will include, but will not be limited to, the Company's financial matters, customers, employees, industry contracts, strategic business plans, product development (or other proprietary product data), marketing plans, and all other secrets and all other information of a confidential or proprietary nature. For the purposes of the two preceding sentences, the term "Company" will also include any Subsidiary (collectively, the "Restricted Group"). The foregoing obligations imposed by this Section 8(b) will not apply (i) in the course of the business of and for the benefit of the Company during the Term, (ii) if such confidential or proprietary information shall have become generally known to the public through no fault of the Executive or (iii) if the Executive is required by law to make disclosure (after giving the Company notice and an opportunity to contest such requirement).

                  (c) If the Executive's employment shall be terminated pursuant to Section 4(a) or 4(d) and the Executive shall have received or shall be receiving benefits pursuant to Section 4(a) or 4(d) and, if applicable, Section 5, the Executive hereby covenants and agrees that, for one year from and after the Termination Date, the Executive will not, without the prior written consent of the Company (which consent shall not unreasonably be withheld) directly or indirectly on behalf of himself or on behalf of any other person, firm or company, attempt to influence, persuade or induce, or assist any other person in so persuading or inducing, any employee of the Restricted Group to give up, or to not commence, employment or a business relationship with the Restricted Group.

                  9. Termination of Employment Prior to and in Anticipation of a Change in Control. Notwithstanding any other provision of this Agreement to the contrary, if a Change in Control occurs and not more than 180 days prior to the date on which the Change in Control occurs, the Executive's employment with the Company is terminated by the Company or the Executive terminates his employment for Good Reason, such termination of employment shall be deemed to be a termination of employment pursuant to Section 4(d) during the Severance Period for the purposes of this Agreement if the Executive shall have reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (ii) otherwise arose in connection with or in anticipation of a Change in Control.

                  10. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all such federal, state, local or other taxes as the Company is required to withhold pursuant to any applicable law, regulation or ruling.

                  11. Successors and Binding Agreement. (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, reorganization or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance reasonably satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent the Company would be required to perform if no such succession had taken place. This Agreement will be binding upon and inure to the benefit of the Company and any successor to the Company, including but not limited to any persons acquiring directly or indirectly all or substantially all of the business or assets of the Company by purchase, merger, consolidation, reorganization or otherwise (and such successor shall thereafter be deemed the "Company" for the purposes of this Agreement) but will not otherwise be assignable, transferable or delegable by the Company.

                  (b) This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

                  (c) This Agreement is personal in nature and neither of the parties hereto shall assign, transfer or delegate this Agreement or any rights or obligations hereunder without the consent of the other, except as expressly provided in Sections 11(a) and 11(b). Without limiting the generality or effect of the foregoing, the Executive's right to receive payments hereunder will not be assignable, transferable or delegable by pledge, creation of a security interest or otherwise, except by a transfer by the Executive's will or the laws of descent and distribution, and in the event of any attempted assignment or transfer contrary to this Section 11(c), the Company shall have no liability to pay any amount so attempted to be assigned, transferred or delegated.

                  12. Notices. For all purposes of this Agreement, all communications, including but not limited to notices, consents, requests or approvals, required or permitted to be given hereunder will be in writing and will be deemed to have been duly given when hand delivered or dispatched by electronic facsimile transmission (with receipt thereof orally confirmed), or five business days after having been mailed by registered or certified United States mail (return receipt requested and postage prepaid), or three business days after having been sent by a nationally recognized overnight courier service, addressed to the Company (to the attention of the Secretary of the Company) at its principal executive office or to the Executive at his principal residence, as the case may be, or to such other address as either party shall furnish to the other in writing and in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

                  13. Governing Law. The validity, interpretation, construction and performance of this Agreement will be governed by and construed in accordance with the substantive laws of the State of Illinois, without giving effect to the principles of conflict of laws thereof.

                  14. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

                  15. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto or compliance with any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or written or expressed or implied, with respect to the subject matter hereof have been made by either party that are not set forth expressly in this Agreement. References to Sections are to references to Sections of this Agreement.

                  16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together will constitute one and the same agreement.

                  17. Prior Agreement. This Agreement supersedes in its entirety the Change in Control Agreement dated as of September 20, 1997, between the Company and the Executive.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.



                                                     GREAT LAKES REIT, INC.


                                                     By:
                                                           Name
                                                           Title

                                                                        Annex A

                                       Severance Compensation


                  (1) A lump sum payment in an amount equal to two times the sum of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (b) an amount equal to the product of (i) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (ii) a fraction, the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the most recently completed fiscal year of the Company (or any successor thereto) and the denominator of which shall be Base Pay (as in effect for the most recently completed fiscal year of the Company or any successor thereto).

                  (2) For a period of 12 months following the Termination Date (the "Continuation Period"), the Company will provide the Executive (at no cost to the Executive) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the Change in Control. If and to the extent that any benefit described in this Paragraph 2 is not or cannot be paid or provided under any plan, policy, program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself pay or provide for the payment to the Executive, and his dependents and beneficiaries, of such Employee Benefits (together with, in the case of any benefit described in this Paragraph 2 that is subject to tax because it is not or cannot be paid or provided under any such plan, policy, program or arrangement of the Company or any Subsidiary, an additional amount such that, after payment by the Executive or his dependents or beneficiaries, as the case may be, of all taxes so imposed, the recipient retains an amount equal to such taxes). Notwithstanding the foregoing or any other provision of the Agreement, for the purpose of determining the period of continuation coverage to which the Executive or any of his dependents is entitled pursuant to Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto) under the Company's medical, dental and other group health plans (or successor plans), the Executive's "qualifying event" shall be the termination of the Continuation Period and the Executive shall be considered to have remained actively employed on a full-time basis through that date. Without otherwise limiting the purposes or effect of Section 6 of the Agreement, Employee Benefits otherwise receivable by the Executive pursuant to this Paragraph 2 will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period, and any such benefits actually received by the Executive shall be reported by the Executive to the Company.

                  (3) In addition to the retirement income, supplemental executive retirement, and other benefits to which the Executive is entitled under the Company's Retirement Plans, a lump sum payment in an amount equal to the actuarial equivalent of the excess of (a) the retirement pension and the medical, life and other benefits that would be payable to the Executive under the Retirement Plans if the Executive continued to be employed through the Continuation Period given the Executive's Base Pay (as determined in Paragraph
1) (without regard to any amendment to the Retirement Plans made subsequent to a Change in Control that adversely affects in any manner the computation of retirement or welfare benefits thereunder), less (b) the retirement pension and the medical, life and other benefits that the Executive is entitled to receive (either immediately or on a deferred basis) under the Retirement Plans. For the purposes of this Paragraph 3, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Company's qualified retirement plan for salaried employees in effect immediately prior to the date of this Agreement.

                                                                 Annex B



                             Severance Compensation


                  (1) A lump sum payment in an amount equal to two times the sum of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (b) an amount equal to the product of (i) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (ii) a fraction, the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the most recently completed fiscal year of the Company (or any successor thereto) and the denominator of which shall be Base Pay (as in effect for the most recently completed fiscal year of the Company or any successor thereto).

                  (2) For a period of 24 months following the Termination Date or such longer period of time as may be required under Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto), the Company will provide the Executive (at the Executive's expense and in accordance with Section 601 et. seq. of ERISA (or any successor provision thereto) and Section 4980B of the Code (or any successor provision thereto)) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the date of this Agreement.

                                                                       Annex C



                                                       Severance Compensation


                  A lump sum payment in an amount equal to the sum of (1) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (2) an amount equal to the product of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (b) a fraction, the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the most recently completed fiscal year of the Company (or any successor thereto) and the denominator of which shall be Base Pay (as in effect for the most recently completed fiscal year of the Company or any successor thereto).

                                                                       Annex D



                                                     Severance Compensation


                  (A) A lump sum payment in an amount equal to three times the sum of (1) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (2) an amount equal to the product of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (b) a fraction, (i) the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the fiscal year of the Company ended December 31, 1997, and the denominator of which shall be Base Pay (as in effect for the fiscal year of the Company ended December 31, 1997), if the Change in Control shall occur during 1998, or (ii) the numerator of which shall be the average of the aggregate amount of Incentive Pay earned by the Executive during the fiscal year of the Company ended December 31, 1997, and the aggregate amount of Incentive Pay that shall have been earned by the Executive during the fiscal year of the Company ending December 31, 1998, and the denominator of which shall be the average of Base Pay (as in effect for the fiscal year of the Company ended December 31, 1997) and Base Pay (as in effect for the fiscal year of the Company ending December 31, 1998), if the Change in Control shall occur during 1999, or (iii) the numerator of which shall be the average of the aggregate amounts of Incentive Pay that shall have been earned by the Executive during each of the three then most recently completed fiscal years of the Company, and the denominator of which shall be the average of Base Pay (as in effect for each of the three then most recently completed fiscal years of the Company), if the Change in Control shall occur in 2000 or thereafter.

                  (B) For a period of 12 months following the Termination Date (the "Continuation Period"), the Company will provide the Executive (at no cost to the Executive) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the Change in Control. If and to the extent that any benefit described in this Paragraph B is not or cannot be paid or provided under any plan, policy, program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself pay or provide for the payment to the Executive, and his dependents and beneficiaries, of such Employee Benefits (together with, in the case of any benefit described in this Paragraph B that is subject to tax because it is not or cannot be paid or provided under any such plan, policy, program or arrangement of the Company or any Subsidiary, an additional amount such that, after payment by the Executive or his dependents or beneficiaries, as the case may be, of all taxes so imposed, the recipient retains an amount equal to such taxes). Notwithstanding the foregoing or any other provision of the Agreement, for the purpose of determining the period of continuation coverage to which the Executive or any of his dependents is entitled pursuant to Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto) under the Company's medical, dental and other group health plans (or successor plans), the Executive's "qualifying event" shall be the termination of the Continuation Period and the Executive shall be considered to have remained actively employed on a full-time basis through that date. Without otherwise limiting the purposes or effect of Section 6 of the Agreement, Employee Benefits otherwise receivable by the Executive pursuant to this Paragraph B will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period, and any such benefits actually received by the Executive shall be reported by the Executive to the Company.

                  (C) In addition to the retirement income, supplemental executive retirement, and other benefits to which the Executive is entitled under the Company's Retirement Plans, a lump sum payment in an amount equal to the actuarial equivalent of the excess of (1) the retirement pension and the medical, life and other benefits that would be payable to the Executive under the Retirement Plans if the Executive continued to be employed through the Continuation Period given the Executive's Base Pay (at the highest rate in effect for any period prior to the Termination Date) (without regard to any amendment to the Retirement Plans made subsequent to a Change in Control that adversely affects in any manner the computation of retirement or welfare benefits thereunder), less (2) the retirement pension and the medical, life and other benefits that the Executive is entitled to receive (either immediately or on a deferred basis) under the Retirement Plans. For the purposes of this Paragraph C, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Company's qualified retirement plan for salaried employees in effect immediately prior to the Change in Control.

Exhibit 10.2                                   FORM FOR RASLEY, HICKS AND BRAUN


                              EMPLOYMENT AGREEMENT


                  THIS EMPLOYMENT AGREEMENT (this "Agreement"), dated as of July 17, 1998, is made and entered by and between Great Lakes REIT, Inc., a Maryland corporation (the "Company"), and Richard L. Rasley (the "Executive").

                                   WITNESSETH:

                  WHEREAS, the Executive is a senior executive of the Company and has made and is expected to continue to make major contributions to the short-term and long-term profitability, growth and financial strength of the Company; and

                  WHEREAS, the Company recognizes that, as is the case for most publicly-held companies, the possibility of a Change in Control (as hereinafter defined) exists; and

                  WHEREAS, the Company desires to assure itself of both present and future continuity of management and desires to establish certain minimum severance benefits for certain of its senior executives, including the Executive, applicable in the event of a Change in Control and otherwise; and

                  WHEREAS,   the  Company  wishes  to  ensure  that  its  senior
executives are not practically disabled from discharging their duties in respect of a proposed or actual transaction involving a Change in Control; and

                  WHEREAS, the Company desires to provide additional inducement for the Executive to continue to remain in the employ of the Company;

                  NOW, THEREFORE, the Company and the Executive agree as follows:

                  1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

                  (a) "Base Pay" means the Executive's annual base salary at a rate not less than the Executive's annual fixed or base compensation as in effect for the Executive immediately prior to the date of this Agreement or such higher rate as may be determined from time to time by the Board or a committee thereof.

                  (b) "Board" means the Board of Directors of the Company.

                  (c) "Cause" means that the Executive shall have (i) willfully and continually failed to perform his duties with the Company (other than any such failure that is due to physical or mental incapacity) after a demand for substantial performance shall have been delivered to the Executive by the Board, specifically identifying the manner in which the Board believes the Executive has not substantially performed his duties, or (ii) willfully engaged in misconduct or illegal conduct that is materially injurious to the Company. For the purposes of this Section 1(c), no act or failure to act by the Executive shall be considered "willful", unless done or omitted to be done not in good faith and without a reasonable belief that the act or omission was in the best interests of the Company, and the unwillingness of the Executive to accept any change in the nature, scope or level of his authority, powers, responsibilities, functions or duties, a reduction in his total compensation (including Base Pay and Incentive Pay) or Employee Benefits, a relocation of his place of employment that the Executive deems to be unreasonable in the light of his personal circumstances, or other action by or at the request of the Company in respect of his position, authority, powers, responsibilities, functions or duties that the Executive reasonably deems to be contrary to this Agreement, shall not be considered by the Board to be a failure to perform on the part of the Executive or to be misconduct or illegal conduct by the Executive. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for "Cause" hereunder unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the members of the Board then in office (excluding for all purposes related to this determination, each member of the Board who is also then an employee of the Company) at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel (if the Executive shall choose to have counsel present at such meeting), to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive shall have been guilty of an act or omission constituting Cause and specifying the particulars thereof in detail. Nothing herein will limit the right of the Executive or his beneficiaries to contest the validity or propriety of any such finding of the Board.

                  (d) "Change in Control" means the occurrence during the Term of any of the following events:

                           (i) The Company is merged, consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding Voting Stock of such corporation or person immediately after such transaction is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such transaction;

                           (ii) The Company sells or otherwise transfers all or substantially all of its assets to another corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding Voting Stock of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such sale or transfer;

                           (iii)  There is a report  filed  on  Schedule  13D or
         Schedule 14D-1 (or any successor schedule, form or report), as promulgated in each case pursuant to the Exchange Act, disclosing that any person (as the term "person" is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) (a "Person") has become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of securities representing 50% or more of the combined voting power of the then-outstanding Voting Stock of the Company;

                           (iv) The Company files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Company has occurred or will occur in the future pursuant to any then-existing contract or transaction; or

                           (v) If, during any period of 24 consecutive months, individuals who at the beginning of any such period constitute the Directors of the Company cease for any reason to constitute at least a majority thereof; provided, however, that for the purposes of this clause (v) each Director who is first elected (or first nominated for election by the Company's stockholders) by a vote of at least two-thirds of the Directors of the Company then still in office who were Directors of the Company at the beginning of any such period will be deemed to have been a Director of the Company at the beginning of such period, but excluding any such Director whose initial assumption of office occurs as a result of an actual or threatened election contest (within the meaning of Rule 14a-1 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board.

Notwithstanding the foregoing provisions of Sections 1(d)(iii) and 1(d)(iv), unless otherwise determined in a specific case by majority vote of the Board, a "Change in Control" shall not be deemed to have occurred for the purposes of
Section 1(d)(iii) or 1(d)(iv) solely because (1) the Company, (2) a Subsidiary or (3) any Company-sponsored employee stock ownership plan or any other employee benefit plan of the Company or any Subsidiary either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D,
Schedule 14D-1, Form 8-K or Schedule 14A (or any successor schedule, form or report or item therein) under the Exchange Act disclosing beneficial ownership by it of shares of Voting Stock in excess of 50% or otherwise, or because the Company reports that a change in control of the Company has occurred or will occur in the future by reason of such beneficial ownership.

                  (e) "Competitive Activity" means the Executive's participation in the management of any business enterprise without the written consent of an officer of the Company, if (i) such enterprise engages in substantial and direct competition with the Company and such enterprise's revenues attributable to any operations that are competitive with any revenue generating operations of the Company amounted to 10% of such enterprise's net revenues for its most recently completed fiscal year and (ii) the Company's net revenues attributable to such operations amounted to 10% of the Company's net revenues for its most recently completed fiscal year. "Competitive Activity" shall not include the mere ownership of securities in any such enterprise and the exercise of rights appurtenant thereto and shall not include participation in the management of any such enterprise except in connection with any such competitive operations of such enterprise.

                  (f) "Employee Benefits" means the perquisites, benefits and service credit for benefits as provided under any and all employee retirement income and welfare benefit plans, policies, programs or arrangements in which the Executive is entitled to participate, including but not limited to any stock option, performance share, performance unit, stock purchase, stock appreciation, savings, pension, supplemental executive retirement, or other retirement income or welfare benefit, deferred compensation, incentive compensation, group or other life, health, medical/hospital or other insurance (whether funded by actual insurance or self-insured by the Company or a Subsidiary), disability, salary continuation, expense reimbursement and other employee benefit plans, policies, programs or arrangements that may now exist or any equivalent successor plans, policies, programs or arrangements that may be adopted hereafter by the Company or a Subsidiary, providing perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date.

                  (g) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  (h)      "Good Reason" means any of the following:

                           (i) (1) A failure to elect or reelect or otherwise to maintain the Executive in the office or the position, or a substantially equivalent office or position, of or with the Company or a Subsidiary (or any successor thereto by operation of law of or otherwise), as the case may be, that the Executive held as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date or (2) the removal of the Executive as a Director of the Company or a Subsidiary (or any successor thereto) if the Executive shall have been a Director of the Company or a Subsidiary as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date;

                           (ii) A significant adverse change in the nature, scope or level of the authority, powers, responsibilities, functions or duties attached to the position with the Company and any Subsidiary that the Executive held as of the date of this Agreement or at any time within the six month period immediately preceding the applicable measurement date, or a reduction in the Executive's aggregate Base Pay and Incentive Pay received from the Company and any Subsidiary, or the termination or denial of the Executive's rights to Employee Benefits or a reduction in the scope or value thereof, any of which shall not have been remedied by the Company within 30 calendar days after receipt by the Company of written notice from the Executive of such change, reduction or termination, as the case may be;

                           (iii) A good faith determination by the Executive that a change in circumstances shall have occurred following the date of this Agreement, including but not limited to a change in the scope of the business or other activities for which the Executive was responsible as of the date of this Agreement or at any time within the sixth month period immediately prior to the applicable measurement date, which shall have rendered the Executive substantially unable to carry out, shall have substantially hindered the Executive's performance of, or shall have caused the Executive to suffer a substantial reduction in, any of the authority, powers, responsibilities, functions or duties attached to the position held by the Executive as of the date of this Agreement or any time within the six month period immediately prior to the applicable measurement date and shall not have been remedied within 30 calendar days after written notice to the Company from the Executive of such determination (Any such determination by the Executive shall be presumed to have been made in good faith and shall be final and binding upon the parties hereto, unless within such thirty-calendar-day period, there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less then 75% of the members of the Board then in office (excluding for all purposes related to this determination, each member of the Board who is also then an employee of the Company) at a meeting of the Board called and held for such purpose (after an opportunity for the Executive, together with the Executive's counsel (if the Executive shall choose to have counsel present at such meeting), to be heard before the Board) finding that, in the good faith opinion of the Board, such determination by the Executive shall not have been made in good faith and specifying in detail the bases of such finding. Nothing herein will limit the right of the Executive or his beneficiaries to contest the validity or propriety of any such finding of the Board.);

                           (iv) The liquidation, dissolution, merger, consolidation or reorganization of the Company or transfer of all or substantially all of its business or assets, unless the successor or successors (by liquidation, merger, consolidation, reorganization, transfer or otherwise) to which all or substantially all of the Company's business or assets shall have been transferred (by operation of law or otherwise) shall have assumed all duties and obligations of the Company under this Agreement pursuant to Section 11(a);

                           (v) A relocation of the Executive's place of employment to a place that is more than 50 miles farther from the place where he or she is residing on the date of this Agreement than is the place of his or her employment on the date of this Agreement; or

                           (vi) Without limiting the generality or effect of the foregoing, any material breach of this Agreement by the Company or any successor thereto that is not remedied by the Company (or any such successor) within 30 calendar days after receipt by the Company (or any such successor) of written notice from the Executive of such breach.

                  (i) "Incentive Pay" means an annual bonus, incentive or other payment of compensation, in addition to Base Pay, made or to be made in regard to services rendered in any year or other period pursuant to any bonus, incentive, profit-sharing, performance, discretionary pay or similar agreement, plan, policy, program or arrangement (whether or not funded) of the Company (or any successor thereto) that shall provide the Executive with the opportunity to receive benefits at least equal to those that he had an opportunity to receive under any such plan, policy, program or arrangement maintained by the Company as of the date of this Agreement or at any time within the six month period immediately prior to the applicable measurement date.

                  (j) "Retirement Plans" means the retirement income, supplemental executive retirement, excess benefits and retiree medical, life and similar benefit plans providing retirement perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder prior to a Change in Control.

                  (k) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the first anniversary of the occurrence of the Change in Control.

                  (l) "Subsidiary" means an entity in which the Company directly or indirectly beneficially owns 50% or more of the outstanding Voting Stock.

                  (m) "Term" means the period commencing as of the date hereof and expiring at the close of business on June 30, 2000; provided, however, that commencing on July 1, 1999, and on each July 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless the Company or the Executive shall have given not less than 90 days' prior written notice that the Company or the Executive, as the case may be, does not wish to have the Term so extended. For the purposes of this Section 1(m), the Executive shall not be deemed to have ceased to be an employee of the Company and any Subsidiary by reason of the transfer of Executive's employment among the Company and any Subsidiaries.

                  (n) "Termination Date" means the date on which the Executive's employment is terminated (the effective date of which shall be the date of termination or such other date that may be specified by the Executive if the termination is by the Executive for Good Reason pursuant to Section 4(a)).

                  (o) "Voting Stock" means securities entitled to vote generally in the election of directors.

                  2. Duties of Executive. During the Term, the Executive shall remain in the employ of the Company in the position and with substantially the same authority, powers, responsibilities, functions and duties that he had as of the date of this Agreement or such different or additional positions, authority, powers, responsibilities, functions and duties as the Company and the Executive may hereafter mutually agree in writing. Throughout the Term, the Executive shall devote substantially all of his time during normal business hours (subject to vacations, sick leave and other absences in accordance with the policies of the Company as in effect for senior executives as of the date of this Agreement) to the business and affairs of the Company, but nothing in this Agreement shall preclude the Executive from devoting reasonable periods of time during normal business hours to (a) serving as a director, trustee or member of or participant in any organization or business, provided that such activity would not constitute Competitive Activity if conducted by the Executive after the Termination Date, (b) engaging in charitable and community activities or (c) managing his personal investments, provided that such activities do not materially interfere with the Executive's performance of his duties hereunder.

                  3.       Compensation During Term.  During the Term:

                  (a) The Executive (i) shall receive Base Pay and (ii) shall be provided the opportunity to receive Incentive Pay.

                  (b) The Executive shall be a full participant in, and shall be entitled to the perquisites, benefits and service credit for benefits provided under, any and all plans, policies, programs or arrangements in which senior executives of the Company participate providing Employee Benefits; provided, however, that the Executive's rights thereunder shall be governed by the terms thereof and shall not be expanded hereunder or otherwise affected hereby; provided further, however, notwithstanding the foregoing, if and to the extent such Employee Benefits are not payable or provided under any such plan, policy, program or arrangement, the Company shall pay or provide therefor. Nothing in this Agreement shall preclude the improvement or enhancement of any Employee Benefits, provided that no such improvement or enhancement shall in any way diminish any other obligation of the Company under this Agreement.

                  4. Termination of Employment and Related Severance Compensation. (a) If the Executive's employment shall be terminated by the Company or a Subsidiary during the Term for any reason other than Cause or the Executive's death or the Executive's permanent disability within the meaning of the long-term disability plan in effect for (or applicable to) the Executive as of the date of this Agreement or at any time within the six month period immediately prior to the applicable measurement date, or if the Executive's employment shall be terminated by the Executive during the Term for Good Reason, the Executive shall be entitled to the severance compensation and benefits described in Annex A to this Agreement.

                  (b) If the Executive's employment shall be terminated during the Term because the Executive becomes permanently disabled within the meaning of the long-term disability plan in effect for (or applicable to) the Executive as of the date of this Agreement or at any time within the six month period immediately prior to the applicable measurement date, the Executive shall be entitled to the severance compensation and benefits described in Annex B to this Agreement.

                  (c) If the Executive's employment shall terminate during the Term as a result of the Executive's death, the Executive shall be entitled to the severance compensation and benefits described in Annex C to this Agreement.

                  (d) Notwithstanding the provisions of Sections 4(a), 4(b) and 4(c), if the Executive's employment shall be terminated by the Company or a Subsidiary during the Severance Period for any reason other than Cause, or if the Executive's employment shall be terminated by the Executive during the Severance Period for any reason or for no reason, or if the Executive's employment shall terminate during the Severance Period as a result of the Executive's death, the Executive shall be entitled to the severance compensation and benefits described in Annex D to this Agreement.

                  (e) No termination of the Executive's  employment  pursuant to
Section 4(a), 4(b), 4(c) or 4(d) shall affect any rights that the Executive may have pursuant to any agreement, plan, policy, program or arrangement of the Company or any Subsidiary providing Employee Benefits, and the Executive's rights under any such agreement, plan, policy, program or arrangement shall be governed by the terms thereof.

                  (f) Without limiting the rights of the Executive at law or in equity, if the Company shall fail to make any payment or provide any benefit required to be made or provided under this Agreement on a timely basis, the Company will pay interest on the amount or value thereof at an annualized rate of interest equal to the so-called composite "prime rate" as quoted from time to time during the relevant period in The Wall Street Journal, plus 1.0%. Such interest will be payable as it accrues on demand. Any change in such prime rate will be effective on and as of the date of such change.

                  (g) Notwithstanding any other provision of this Agreement to the contrary, the parties' respective rights and obligations under this Section 4 and under Sections 5, 7, 8 and 9 shall survive any termination or expiration of this Agreement or the termination of the Executive's employment following a Change in Control for any reason whatsoever.

                  (h) Notwithstanding any provision to the contrary in any applicable plan, program or agreement, (i) upon the termination of the Executive's employment pursuant to Section 4(a), 4(b), 4(c) or 4(d), all stock options then held by the Executive shall become fully vested and exercisable and shall remain so exercisable for a period of 12 months following the Termination Date, and (ii) upon the termination of the Executive's employment pursuant to
Section 4(d), all restricted stock awards then held by the Executive shall become fully vested and nonforfeitable.

                  (i) Notwithstanding any provision to the contrary in any applicable agreement, note or other document evidencing any indebtedness of the Executive to the Company, (i) upon the termination of the Executive's employment pursuant to Section 4(a), 4(b) or 4(d), the Executive shall have 36 months from and after the Termination Date in which to repay such indebtedness, and (ii) upon the termination of the Executive's employment pursuant to Section 4(c), the Executive shall have 18 months from and after the Termination Date in which to repay such indebtedness.

                  5. Certain Additional Payments by the Company. (a) Notwithstanding any other provision of this Agreement to the contrary, in the event that it shall be determined (as hereafter provided) that any payment (other than the Gross-Up payments provided for in this Section 5) or distribution by the Company or any of its affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, plan, policy, program or arrangement, including but not limited to any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor provision thereto), by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-up Payment shall be made with respect to any Excise Tax attributable to (i) any "incentive stock option" (as defined by Section 422 of the Code) granted prior to the execution of this Agreement or (ii) any stock appreciation or similar right granted in tandem with any incentive stock option. The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

                  (b) Subject to the provisions of Section 5(f), all determinations required to be made under this Section 5, including whether any Excise Tax is payable by the Executive and the amount of any such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of any such Gross-Up Payment, shall be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within 30 calendar days after the Termination Date, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall deliver to the Company and the Executive at the same time as it makes such a determination an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments that shall not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 5(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five business days after receipt of such determination and calculations.

                  (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm and shall otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 5(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

                  (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to any Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Tax and, at the request of the Company, shall provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and any relevant corresponding state and local tax returns as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return or any relevant corresponding state or local tax return, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five business days pay to the Company the amount of such reduction.

                  (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by
Section 5(b) shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within five business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

                  (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than 10 business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the thirty-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of any amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                           (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

                           (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including but not limited to accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

                           (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

                           (iv)     permit the Company to participate in any
proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, from and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this
Section 5(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 5(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided that the Executive may participate therein at his own cost and expense) and may at its option either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold harmless the Executive, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance;
provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

                  (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 5(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of 30 calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 5.

                  6. No Mitigation  Obligation.  The Company hereby acknowledges that it will be difficult and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 8 will further limit the employment opportunities for the Executive. In addition, the Company acknowledges that its severance pay plans applicable in general to its salaried employees do not provide for mitigation, offset or reduction of any severance payment received thereunder. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no profits, income, earnings or other benefits from any source whatsoever will create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in the last sentence of Paragraph 2 of Annex A and the last sentence of Paragraph B of Annex D.

                  7. Legal Fees and Expenses. (a) It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise, because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny or recover from the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense, including but not limited to the initiation or defense of any litigation or other legal action, whether by or against the Company or any Director, officer, stockholder or other person affiliated with the Company, in any jurisdiction. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. Without respect to whether the Executive prevails in whole or in part in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing up to a maximum aggregate amount of $100,000, provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

                  (b) Without limiting the obligations of the Company pursuant to Section 7(a) hereof, in the event that a Change in Control occurs, the performance of the Company's obligations under this Section 7 shall be secured by amounts, which shall in the aggregate be not less than $100,000, deposited or to be deposited in trust pursuant to certain trust agreements to which the Company shall be a party providing that the fees and expenses of counsel selected from time to time by the Executive pursuant to Section 7(a) shall be paid, or reimbursed to the Executive if paid by the Executive, either in accordance with the terms of such trust agreements or, if not so provided, upon presentation from time to time by the Executive to the trustee of a statement or statements prepared by such counsel in accordance with its customary practices. Any failure by the Company to satisfy any of its obligations under this Section 7(b) shall not limit the rights of the Executive hereunder. Subject to the foregoing, the Executive shall have the status of a general unsecured creditor of the Company and shall have no right to, or security interest in, any assets of the Company or any Subsidiary.

                  8. Competitive Activity; Confidentiality; Nonsolicitation. (a) If the Executive's employment shall terminate or be terminated pursuant to
Section 4(a) or 4(d) and the Executive shall have received or shall be receiving benefits pursuant to Section 4(a) or 4(d) and, if applicable, Section 5, the Executive shall not engage in any Competitive Activity for one year from and after the Termination Date in any geographical market where the Company shall be operating on the Termination Date.

                  (b) During the Term, the Company agrees that it will disclose to Executive its confidential or proprietary information (as defined in this Section 8(b)) to the extent necessary for Executive to carry out his obligations to the Company. The Executive hereby covenants and agrees that, without the prior written consent of the Company, he will not during the Term or thereafter disclose to any person not employed or otherwise engaged by the Company, or use in connection with engaging in competition with the Company, any confidential or proprietary information of the Company. For the purposes of this Agreement, the term "confidential or proprietary information" will include all information of any nature and in any form that is owned by the Company and is not publicly available (other than by Executive's breach of this Section 8(b)) or generally known to persons engaged in businesses similar or related to those of the Company. Confidential or proprietary information will include, but will not be limited to, the Company's financial matters, customers, employees, industry contracts, strategic business plans, product development (or other proprietary product data), marketing plans, and all other secrets and all other information of a confidential or proprietary nature. For the purposes of the two preceding sentences, the term "Company" will also include any Subsidiary (collectively, the "Restricted Group"). The foregoing obligations imposed by this Section 8(b) will not apply (i) in the course of the business of and for the benefit of the Company during the Term, (ii) if such confidential or proprietary information shall have become generally known to the public through no fault of the Executive or (iii) if the Executive is required by law to make disclosure (after giving the Company notice and an opportunity to contest such requirement).

                  (c) If the Executive's employment shall be terminated pursuant to Section 4(a) or 4(d) and the Executive shall have received or shall be receiving benefits pursuant to Section 4(a) or 4(d) and, if applicable, Section 5, the Executive hereby covenants and agrees that, for one year from and after the Termination Date, the Executive will not, without the prior written consent of the Company (which consent shall not unreasonably be withheld) directly or indirectly on behalf of himself or on behalf of any other person, firm or company, attempt to influence, persuade or induce, or assist any other person in so persuading or inducing, any employee of the Restricted Group to give up, or to not commence, employment or a business relationship with the Restricted Group.

                  9. Termination of Employment Prior to and in Anticipation of a Change in Control. Notwithstanding any other provision of this Agreement to the contrary, if a Change in Control occurs and not more than 180 days prior to the date on which the Change in Control occurs, the Executive's employment with the Company is terminated by the Company or the Executive terminates his employment for Good Reason, such termination of employment shall be deemed to be a termination of employment pursuant to Section 4(d) during the Severance Period for the purposes of this Agreement if the Executive shall have reasonably demonstrated that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (ii) otherwise arose in connection with or in anticipation of a Change in Control.

                  10. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all such federal, state, local or other taxes as the Company is required to withhold pursuant to any applicable law, regulation or ruling.

                  11. Successors and Binding Agreement. (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, reorganization or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance reasonably satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent the Company would be required to perform if no such succession had taken place. This Agreement will be binding upon and inure to the benefit of the Company and any successor to the Company, including but not limited to any persons acquiring directly or indirectly all or substantially all of the business or assets of the Company by purchase, merger, consolidation, reorganization or otherwise (and such successor shall thereafter be deemed the "Company" for the purposes of this Agreement) but will not otherwise be assignable, transferable or delegable by the Company.

                  (b) This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

                  (c) This Agreement is personal in nature and neither of the parties hereto shall assign, transfer or delegate this Agreement or any rights or obligations hereunder without the consent of the other, except as expressly provided in Sections 11(a) and 11(b). Without limiting the generality or effect of the foregoing, the Executive's right to receive payments hereunder will not be assignable, transferable or delegable by pledge, creation of a security interest or otherwise, except by a transfer by the Executive's will or the laws of descent and distribution, and in the event of any attempted assignment or transfer contrary to this Section 11(c), the Company shall have no liability to pay any amount so attempted to be assigned, transferred or delegated.

                  12. Notices. For all purposes of this Agreement, all communications, including but not limited to notices, consents, requests or approvals, required or permitted to be given hereunder will be in writing and will be deemed to have been duly given when hand delivered or dispatched by electronic facsimile transmission (with receipt thereof orally confirmed), or five business days after having been mailed by registered or certified United States mail (return receipt requested and postage prepaid), or three business days after having been sent by a nationally recognized overnight courier service, addressed to the Company (to the attention of the Secretary of the Company) at its principal executive office or to the Executive at his principal residence, as the case may be, or to such other address as either party shall furnish to the other in writing and in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

                  13. Governing Law. The validity, interpretation, construction and performance of this Agreement will be governed by and construed in accordance with the substantive laws of the State of Illinois, without giving effect to the principles of conflict of laws thereof.

                  14. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

                  15. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto or compliance with any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or written or expressed or implied, with respect to the subject matter hereof have been made by either party that are not set forth expressly in this Agreement. References to Sections are to references to Sections of this Agreement.

                  16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together will constitute one and the same agreement.

                  17. Prior Agreement. This Agreement supersedes in its entirety the Change in Control Agreement dated as of September 20, 1997, between the Company and the Executive.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.



                                                     GREAT LAKES REIT, INC.


                                                     By:
                                                           Name
                                                           Title

                                                                     Annex A



                                                     Severance Compensation


                  (1) A lump sum payment in an amount equal to two times the sum of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (b) an amount equal to the product of (i) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (ii) a fraction, the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the most recently completed fiscal year of the Company (or any successor thereto) and the denominator of which shall be Base Pay (as in effect for the most recently completed fiscal year of the Company or any successor thereto).

                  (2) For a period of 12 months following the Termination Date (the "Continuation Period"), the Company will provide the Executive (at no cost to the Executive) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the Change in Control. If and to the extent that any benefit described in this Paragraph 2 is not or cannot be paid or provided under any plan, policy, program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself pay or provide for the payment to the Executive, and his dependents and beneficiaries, of such Employee Benefits (together with, in the case of any benefit described in this Paragraph 2 that is subject to tax because it is not or cannot be paid or provided under any such plan, policy, program or arrangement of the Company or any Subsidiary, an additional amount such that, after payment by the Executive or his dependents or beneficiaries, as the case may be, of all taxes so imposed, the recipient retains an amount equal to such taxes). Notwithstanding the foregoing or any other provision of the Agreement, for the purpose of determining the period of continuation coverage to which the Executive or any of his dependents is entitled pursuant to Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto) under the Company's medical, dental and other group health plans (or successor plans), the Executive's "qualifying event" shall be the termination of the Continuation Period and the Executive shall be considered to have remained actively employed on a full-time basis through that date. Without otherwise limiting the purposes or effect of Section 6 of the Agreement, Employee Benefits otherwise receivable by the Executive pursuant to this Paragraph 2 will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period, and any such benefits actually received by the Executive shall be reported by the Executive to the Company.

                  (3) In addition to the retirement income, supplemental executive retirement, and other benefits to which the Executive is entitled under the Company's Retirement Plans, a lump sum payment in an amount equal to the actuarial equivalent of the excess of (a) the retirement pension and the medical, life and other benefits that would be payable to the Executive under the Retirement Plans if the Executive continued to be employed through the Continuation Period given the Executive's Base Pay (as determined in Paragraph
1) (without regard to any amendment to the Retirement Plans made subsequent to a Change in Control that adversely affects in any manner the computation of retirement or welfare benefits thereunder), less (b) the retirement pension and the medical, life and other benefits that the Executive is entitled to receive (either immediately or on a deferred basis) under the Retirement Plans. For the purposes of this Paragraph 3, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Company's qualified retirement plan for salaried employees in effect immediately prior to the date of this Agreement.

                                                                       Annex B



                                                     Severance Compensation


                  (1) A lump sum payment in an amount equal to two times the sum of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (b) an amount equal to the product of (i) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (ii) a fraction, (i) the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the most recently completed fiscal year of the Company (or any successor thereto) and the denominator of which shall be Base Pay (as in effect for the most recently completed fiscal year of the Company or any successor thereto).

                  (2) For a period of 24 months following the Termination Date or such longer period of time as may be required under Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto), the Company will provide the Executive (at the Executive's expense and in accordance with Section 601 et. seq. of ERISA (or any successor provision thereto) and Section 4980B of the Code (or any successor provision thereto)) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the date of this Agreement.

                                                                   Annex C



                                                     Severance Compensation


                  A lump sum payment in an amount equal to the sum of (1) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (2) an amount equal to the product of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (b) a fraction, the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the most recently completed fiscal year of the Company (or any successor thereto) and the denominator of which shall be Base Pay (as in effect for the most recently completed fiscal year of the Company or any successor thereto).

                                                                     Annex D



                                                     Severance Compensation


                  (A) A lump sum payment in an amount equal to two times the sum of (1) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (2) an amount equal to the product of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date), multiplied by (b) a fraction, (i) the numerator of which shall be the aggregate amount of Incentive Pay earned by the Executive during the fiscal year of the Company ended December 31, 1997, and the denominator of which shall be Base Pay (as in effect for the fiscal year of the Company ended December 31, 1997), if the Change in Control shall occur during 1998, or (ii) the numerator of which shall be the average of the aggregate amount of Incentive Pay earned by the Executive during the fiscal year of the Company ended December 31, 1997, and the aggregate amount of Incentive Pay that shall have been earned by the Executive during the fiscal year of the Company ending December 31, 1998, and the denominator of which shall be the average of Base Pay (as in effect for the fiscal year of the Company ended December 31, 1997) and Base Pay (as in effect for the fiscal year of the Company ending December 31, 1998), if the Change in Control shall occur during 1999, or (iii) the numerator of which shall be the average of the aggregate amounts of Incentive Pay that shall have been earned by the Executive during each of the three then most recently completed fiscal years of the Company, and the denominator of which shall be the average of Base Pay (as in effect for each of the three then most recently completed fiscal years of the Company), if the Change in Control shall occur in 2000 or thereafter.

                  (B) For a period of 12 months following the Termination Date (the "Continuation Period"), the Company will provide the Executive (at no cost to the Executive) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the Change in Control. If and to the extent that any benefit described in this Paragraph B is not or cannot be paid or provided under any plan, policy, program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself pay or provide for the payment to the Executive, and his dependents and beneficiaries, of such Employee Benefits (together with, in the case of any benefit described in this Paragraph B that is subject to tax because it is not or cannot be paid or provided under any such plan, policy, program or arrangement of the Company or any Subsidiary, an additional amount such that, after payment by the Executive or his dependents or beneficiaries, as the case may be, of all taxes so imposed, the recipient retains an amount equal to such taxes). Notwithstanding the foregoing or any other provision of the Agreement, for the purpose of determining the period of continuation coverage to which the Executive or any of his dependents is entitled pursuant to Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto) under the Company's medical, dental and other group health plans (or successor plans), the Executive's "qualifying event" shall be the termination of the Continuation Period and the Executive shall be considered to have remained actively employed on a full-time basis through that date. Without otherwise limiting the purposes or effect of Section 6 of the Agreement, Employee Benefits otherwise receivable by the Executive pursuant to this Paragraph B will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period, and any such benefits actually received by the Executive shall be reported by the Executive to the Company.

                  (C) In addition to the retirement income, supplemental executive retirement, and other benefits to which the Executive is entitled under the Company's Retirement Plans, a lump sum payment in an amount equal to the actuarial equivalent of the excess of (1) the retirement pension and the medical, life and other benefits that would be payable to the Executive under the Retirement Plans if the Executive continued to be employed through the Continuation Period given the Executive's Base Pay (at the highest rate in effect for any period prior to the Termination Date) (without regard to any amendment to the Retirement Plans made subsequent to a Change in Control that adversely affects in any manner the computation of retirement or welfare benefits thereunder), less (2) the retirement pension and the medical, life and other benefits that the Executive is entitled to receive (either immediately or on a deferred basis) under the Retirement Plans. For the purposes of this Paragraph C, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Company's qualified retirement plan for salaried employees in effect immediately prior to the Change in Control.

Exhibit 10.3                                     FORM FOR MILLS AND SCURTO


                           CHANGE IN CONTROL AGREEMENT


                  THIS CHANGE IN CONTROL AGREEMENT (this "Agreement"), dated as of July 17, 1998, is made and entered by and between Great Lakes REIT, Inc., a Maryland corporation (the "Company"), and ______________ (the "Executive").

                                   WITNESSETH:

                  WHEREAS, the Executive is a senior executive of the Company and has made and is expected to continue to make major contributions to the short-term and long-term profitability, growth and financial strength of the Company; and

                  WHEREAS, the Company recognizes that, as is the case for most publicly-held companies, the possibility of a Change in Control (as hereinafter defined) exists; and

                  WHEREAS, the Company desires to assure itself of both present and future continuity of management and desires to establish certain minimum severance benefits for certain of its senior executives, including the Executive, applicable in the event of a Change in Control; and

                  WHEREAS,   the  Company  wishes  to  ensure  that  its  senior
executives are not practically disabled from discharging their duties in respect of a proposed or actual transaction involving a Change in Control; and

                  WHEREAS, the Company desires to provide additional inducement for the Executive to continue to remain in the employ of the Company;

                  NOW, THEREFORE, the Company and the Executive agree as follows:

                  1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms have the following meanings when used in this Agreement with initial capital letters:

                  (a) "Base Pay" means the Executive's annual base salary rate as in effect from time to time.

                  (b) "Board" means the Board of Directors of the Company.

                  (c) "Cause" means that the Executive shall have (i) willfully and continually failed to perform his duties with the Company (other than any such failure that is due to physical or mental incapacity) after a demand for substantial performance shall have been delivered to the Executive by the Board, specifically identifying the manner in which the Board believes the Executive has not substantially performed his duties, or (ii) willfully engaged in misconduct or illegal conduct that is materially injurious to the Company. For the purposes of this Section 1(c), no act or failure to act by the Executive shall be considered "willful", unless done or omitted to be done not in good faith and without a reasonable belief that the act or omission was in the best interests of the Company, and the unwillingness of the Executive to accept any change in the nature, scope or level of his authority, powers, responsibilities, functions or duties, a reduction in his total compensation (including Base Pay and Incentive Pay) or Employee Benefits, a relocation of his place of employment that the Executive deems to be unreasonable in the light of his personal circumstances, or other action by or at the request of the Company in respect of his position, authority, powers, responsibilities, functions or duties that the Executive reasonably deems to be contrary to this Agreement, shall not be considered by the Board to be a failure to perform on the part of the Executive or to be misconduct or illegal conduct by the Executive. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for "Cause" hereunder unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the members of the Board then in office (excluding for all purposes related to this determination, each member of the Board who is also then an employee of the Company) at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel (if the Executive shall choose to have counsel present at such meeting), to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive shall have been guilty of an act or omission constituting Cause and specifying the particulars thereof in detail. Nothing herein will limit the right of the Executive or his beneficiaries to contest the validity or propriety of any such finding of the Board.

                  (d) "Change in Control" means the occurrence during the Term of any of the following events:

                           (i) The Company is merged, consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding Voting Stock of such corporation or person immediately after such transaction is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such transaction;

                           (ii) The Company sells or otherwise transfers all or substantially all of its assets to another corporation or other legal person, and as a result of such sale or transfer less than a majority of the combined voting power of the then-outstanding Voting Stock of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Voting Stock of the Company immediately prior to such sale or transfer;

                           (iii)  There is a report  filed  on  Schedule  13D or
         Schedule 14D-1 (or any successor schedule, form or report), as promulgated in each case pursuant to the Exchange Act, disclosing that any person (as the term "person" is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) (a "Person") has become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of securities representing 50% or more of the combined voting power of the then-outstanding Voting Stock of the Company;

                           (iv) The Company files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Company has occurred or will occur in the future pursuant to any then-existing contract or transaction; or

                           (v) If, during any period of 24 consecutive months, individuals who at the beginning of any such period constitute the Directors of the Company cease for any reason to constitute at least a majority thereof; provided, however, that for the purposes of this clause (v) each Director who is first elected (or first nominated for election by the Company's stockholders) by a vote of at least two-thirds of the Directors of the Company then still in office who were Directors of the Company at the beginning of any such period will be deemed to have been a Director of the Company at the beginning of such period, but excluding any such Director whose initial assumption of office occurs as a result of an actual or threatened election contest (within the meaning of Rule 14a-1 of the Exchange Act) with respect to the election or removal of Directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board.

Notwithstanding the foregoing provisions of Sections 1(d)(iii) and 1(d)(iv), unless otherwise determined in a specific case by majority vote of the Board, a "Change in Control" shall not be deemed to have occurred for the purposes of
Section 1(d)(iii) or 1(d)(iv) solely because (1) the Company, (2) a Subsidiary or (3) any Company-sponsored employee stock ownership plan or any other employee benefit plan of the Company or any Subsidiary either files or becomes obligated to file a report or a proxy statement under or in response to Schedule 13D,
Schedule 14D-1, Form 8-K or Schedule 14A (or any successor schedule, form or report or item therein) under the Exchange Act disclosing beneficial ownership by it of shares of Voting Stock in excess of 50% or otherwise, or because the Company reports that a change in control of the Company has occurred or will occur in the future by reason of such beneficial ownership.

                  (e) "Competitive Activity" means the Executive's participation in the management of any business enterprise without the written consent of an officer of the Company, if (i) such enterprise engages in substantial and direct competition with the Company and such enterprise's revenues attributable to any operations that are competitive with any revenue generating operations of the Company amounted to 10% of such enterprise's net revenues for its most recently completed fiscal year and (ii) the Company's net revenues attributable to such operations amounted to 10% of the Company's net revenues for its most recently completed fiscal year. "Competitive Activity" shall not include the mere ownership of securities in any such enterprise and the exercise of rights appurtenant thereto and shall not include participation in the management of any such enterprise except in connection with any such competitive operations of such enterprise.

                  (f) "Employee Benefits" means the perquisites, benefits and service credit for benefits as provided under any and all employee retirement income and welfare benefit plans, policies, programs or arrangements in which the Executive is entitled to participate, including but not limited to any stock option, performance share, performance unit, stock purchase, stock appreciation, savings, pension, supplemental executive retirement, or other retirement income or welfare benefit, deferred compensation, incentive compensation, group or other life, health, medical/hospital or other insurance (whether funded by actual insurance or self-insured by the Company or a Subsidiary), disability, salary continuation, expense reimbursement and other employee benefit plans, policies, programs or arrangements that may now exist or any equivalent successor plans, policies, programs or arrangements that may be adopted hereafter by the Company or a Subsidiary, providing perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder prior to a Change in Control.

                  (g) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  (h)      "Good Reason" means any of the following:

                           (i) (1) A failure to elect or reelect or otherwise to maintain the Executive in the office or the position, or a substantially equivalent office or position, of or with the Company or a Subsidiary (or any successor thereto by operation of law of or otherwise), as the case may be, that the Executive held immediately prior to the Change in Control or (2) the removal of the Executive as a Director of the Company or a Subsidiary (or any successor thereto) if the Executive shall have been a Director of the Company or a Subsidiary immediately prior to the Change in Control;

                           (ii) A significant adverse change in the nature, scope or level of the authority, powers, responsibilities, functions or duties attached to the position with the Company and any Subsidiary that the Executive held immediately prior to the Change in Control, or a reduction in the Executive's aggregate Base Pay and Incentive Pay received from the Company and any Subsidiary, or the termination or denial of the Executive's rights to Employee Benefits or a reduction in the scope or value thereof, any of which shall not have been remedied by the Company within 30 calendar days after receipt by the Company of written notice from the Executive of such change, reduction or termination, as the case may be;

                           (iii) A good  faith  determination  by the  Executive
         that a change in circumstances shall have occurred following a Change in Control, including but not limited to a change in the scope of the business or other activities for which the Executive was responsible immediately prior to the Change in Control, which shall have rendered the Executive substantially unable to carry out, shall have substantially hindered the Executive's performance of, or shall have caused the Executive to suffer a substantial reduction in, any of the authority, powers, responsibilities, functions or duties attached to the position held by the Executive immediately prior to the Change in Control and is not remedied within 10 calendar days after written notice to the Company from the Executive of such determination (Any such determination by the Executive shall be presumed to have been made in good faith and shall be final and binding upon the parties hereto, unless within such thirty-calendar-day period, there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the members of the Board then in office (excluding for all purposes related to this determination, each member of the Board who is also then an employee of the Company) at a meeting of the Board called and held for such purpose (after an opportunity for the Executive, together with the Executive's counsel (if the Executive shall choose to have counsel present at such meeting), to be heard before the Board) finding that, in the good faith opinion of the Board, such determination by the Executive shall not have been made in good faith and specifying in detail the bases of such finding. Nothing herein will limit the right of the Executive or his beneficiaries to contest the validity or propriety of any such finding of the Board.);

                           (iv) The liquidation, dissolution, merger, consolidation or reorganization of the Company or transfer of all or substantially all of its business or assets, unless the successor or successors (by liquidation, merger, consolidation, reorganization, transfer or otherwise) to which all or substantially all of the Company's business or assets shall have been transferred (by operation of law or otherwise) shall have assumed all duties and obligations of the Company under this Agreement pursuant to Section 11(a);

                           (v) A relocation of the Executive's place of employment to a place that is more than 50 miles farther from the place where he or she shall be residing immediately prior to the Change in Control than is the place where he or she shall be employed immediately prior to the Change in Control; or

                           (vi) Without limiting the generality or effect of the foregoing, any material breach of this Agreement by the Company or any successor thereto that is not remedied by the Company (or any such successor) within 30 calendar days after receipt by the Company (or any such successor) of written notice from the Executive of such breach.

                  (i) "Incentive Pay" means an annual bonus, incentive or other payment of compensation, in addition to Base Pay, made or to be made in regard to services rendered in any year or other period pursuant to any bonus, incentive, profit-sharing, performance, discretionary pay or similar agreement, plan, policy, program or arrangement (whether or not funded) of the Company or a Subsidiary or any successor thereto.

                  (j) "Retirement Plans" means the retirement income, supplemental executive retirement, excess benefits and retiree medical, life and similar benefit plans providing retirement perquisites, benefits and service credit for benefits at least as great in the aggregate as are payable thereunder prior to a Change in Control.

                  (k) "Severance Period" means the period of time commencing on the date of the first occurrence of a Change in Control and continuing until the first anniversary of the occurrence of the Change in Control.

                  (l) "Subsidiary" means an entity in which the Company directly or indirectly beneficially owns 50% or more of the outstanding Voting Stock.

                  (m) "Term" means the period commencing as of the date hereof and expiring on the later of (i) the close of business on June 30, 2000, or (ii) the expiration of the Severance Period; provided, however, that (1) commencing on July 1, 1999, and on each July 1 thereafter, the term of this Agreement will automatically be extended for an additional year unless the Company or the Executive shall have given not less than 90 days' prior written notice that the Company or the Executive, as the case may be, does not wish to have the Term so extended, and (2) subject to Section 9, if the Executive ceases for any reason to be an officer of the Company and any Subsidiary prior to the occurrence of a Change in Control, the Term shall thereupon without further action be deemed to have expired and this Agreement will immediately terminate and be of no further effect. For the purposes of this Section 1(m), the Executive shall not be deemed to have ceased to be an employee of the Company and any Subsidiary by reason of the transfer of Executive's employment among the Company and any Subsidiaries.

                  (n) "Termination Date" means the date on which the Executive's employment is terminated (the effective date of which shall be the date of termination or such other date that may be specified by the Executive if the termination is by the Executive for Good Reason pursuant to Section 4(a)).

                  (o) "Voting Stock" means securities entitled to vote generally in the election of directors.

                  2. Operation of Agreement. (a) This Agreement shall be effective and binding immediately upon its execution, but notwithstanding any other provision of this Agreement to the contrary, this Agreement shall not become operative unless and until a Change in Control shall occur. Upon the occurrence of a Change in Control at any time during the Term, this Agreement (including but not limited to Section 9) shall without further action become immediately operative, regardless of whether the Term may have theretofore expired. Until a Change in Control shall occur, the Executive's employment with the company shall continue to be as an employee at will, and if the Executive's employment with the Company or a Subsidiary shall terminate for any reason prior to the occurrence of a Change in Control, neither the Company nor any Subsidiary shall have any obligation whatsoever to the Executive under this Agreement. This Agreement shall not confer upon the Executive any right to continue in the employ of the Company or a Subsidiary, or obligate the Company or any Subsidiary to continue the Executive in its employ, unless and until a Change in Control shall occur.

                  (b) Upon the occurrence of a Change in Control, the Company shall continue to employ the Executive during the Severance Period. During the Severance Period, the Executive shall exercise such powers and authority, shall have such responsibilities and shall perform such duties and functions as are commensurate with the powers and authority exercised by, the responsibilities of, and the duties and functions performed by, the Executive immediately prior to the Change in Control, and the Executive shall faithfully and efficiently devote his full time and attention during normal business hours to such responsibilities, duties and functions with the Company.

                  3. Compensation During Severance Period. During the Severance Period:

                  (a) The Executive shall receive (i) Base Pay in an amount not less than the highest rate of Base Pay received by the Executive for any period prior to the Change in Control and (ii) Incentive Pay in an amount not less than the largest amount of Incentive Pay received by the Executive in any year prior to the Change in Control.

                  (b) The Executive shall be a full participant in, and shall be entitled to the perquisites, benefits and service credit for benefits provided under, any and all plans, policies, programs or arrangements in which senior executives of the Company participate providing Employee Benefits; provided, however, that the Executive's rights thereunder shall be governed by the terms thereof and shall not be expanded hereunder or otherwise affected hereby; provided further, however, notwithstanding the foregoing, if and to the extent such Employee Benefits are not payable or provided under any such plan, policy, program or arrangement, the Company shall pay or provide therefor. Nothing in this Agreement shall preclude the improvement or enhancement of any Employee Benefits, provided that no such improvement or enhancement shall in any way diminish any other obligation of the Company under this Agreement.

                  4. Termination of Employment and Related Severance Compensation Following a Change in Control. (a) If the Executive's employment shall be terminated by the Company or a Subsidiary during the Severance Period for any reason other than Cause or the Executive's death or the Executive's permanent disability within the meaning of the long-term disability plan in effect for (or applicable to) the Executive immediately prior to the Change in Control, or if the Executive's employment shall be terminated by the Executive during the Severance Period for Good Reason, the Executive shall be entitled to the severance compensation and benefits described in Annex A to this Agreement.

                  (b) If the Executive's employment shall be terminated during the Severance Period because the Executive becomes permanently disabled within the meaning of the long-term disability plan in effect for (or applicable to) the Executive immediately prior to the Change in Control, the Executive shall be entitled to the severance compensation and benefits described in Annex B to this Agreement.

                  (c) If the Executive's employment shall terminate during the Severance Period as a result of the Executive's death, the Executive shall be entitled to the severance compensation and benefits described in Annex C to this Agreement.

                  (d) No termination of the Executive's  employment  pursuant to
Section 4(a), 4(b) or 4(c) shall affect any rights that the Executive may have pursuant to any agreement, plan, policy, program or arrangement of the Company or any Subsidiary providing Employee Benefits, and the Executive's rights under any such agreement, plan, policy, program or arrangement shall be governed by the terms thereof.

                  (e) Without limiting the rights of the Executive at law or in equity, if the Company shall fail to make any payment or provide any benefit required to be made or provided under this Agreement on a timely basis, the Company will pay interest on the amount or value thereof at an annualized rate of interest equal to the so-called composite "prime rate" as quoted from time to time during the relevant period in The Wall Street Journal, plus 1.0%. Such interest will be payable as it accrues on demand. Any change in such prime rate will be effective on and as of the date of such change.

                  (f) Notwithstanding any other provision of this Agreement to the contrary, the parties' respective rights and obligations under this Section 4 and under Sections 5, 7, 8 and 9 shall survive any termination or expiration of this Agreement or the termination of the Executive's employment following a Change in Control for any reason whatsoever.

                  (g) Notwithstanding any provision to the contrary in any applicable plan, program or agreement, (i) upon the termination of the Executive's employment pursuant to Section 4(a), 4(b) or 4(c), all stock options then held by the Executive shall become fully vested and exercisable and shall remain so exercisable for a period of 12 months following the Termination Date, and (ii) upon the termination of the Executive's employment pursuant to Section 4(a), all restricted stock awards then held by the Executive shall become fully vested and nonforfeitable.

                  (h) Notwithstanding any provision to the contrary in any applicable agreement, note or other document evidencing any indebtedness of the Executive to the Company, (i) upon the termination of the Executive's employment pursuant to Section 4(a) or 4(b), the Executive shall have 36 months from and after the Termination Date in which to repay such indebtedness, and (ii) upon the termination of the Executive's employment pursuant to Section 4(c), the Executive shall have 18 months from and after the Termination Date in which to repay such indebtedness.

                  5. Certain Additional Payments by the Company. (a) Notwithstanding any other provision of this Agreement to the contrary, in the event that this Agreement shall become operative and it shall be determined (as hereafter provided) that any payment (other than the Gross-Up payments provided for in this Section 5) or distribution by the Company or any of its affiliates to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, plan, policy, program or arrangement, including but not limited to any stock option, performance share, performance unit, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any successor provision thereto), by reason of being considered "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment or payments (collectively, a "Gross-Up Payment"); provided, however, that no Gross-up Payment shall be made with respect to any Excise Tax attributable to (i) any "incentive stock option" (as defined by Section 422 of the Code) granted prior to the execution of this Agreement or (ii) any stock appreciation or similar right granted in tandem with any incentive stock option. The Gross-Up Payment shall be in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payment.

                  (b) Subject to the provisions of Section 5(f), all determinations required to be made under this Section 5, including whether any Excise Tax is payable by the Executive and the amount of any such Excise Tax and whether a Gross-Up Payment is required to be paid by the Company to the Executive and the amount of any such Gross-Up Payment, shall be made by a nationally recognized accounting firm (the "Accounting Firm") selected by the Executive in his sole discretion. The Executive shall direct the Accounting Firm to submit its determination and detailed supporting calculations to both the Company and the Executive within 30 calendar days after the Termination Date, if applicable, and any such other time or times as may be requested by the Company or the Executive. If the Accounting Firm determines that any Excise Tax is payable by the Executive, the Company shall pay the required Gross-Up Payment to the Executive within five business days after receipt of such determination and calculations with respect to any Payment to the Executive. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall deliver to the Company and the Executive at the same time as it makes such a determination an opinion that the Executive has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments that shall not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 5(f) and the Executive thereafter is required to make a payment of any Excise Tax, the Executive shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and the Executive as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, the Executive within five business days after receipt of such determination and calculations.

                  (c) The Company and the Executive shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or the Executive, as the case may be, reasonably requested by the Accounting Firm and shall otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by Section 5(b). Any determination by the Accounting Firm as to the amount of the Gross-Up Payment shall be binding upon the Company and the Executive.

                  (d) The federal, state and local income or other tax returns filed by the Executive shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to any Excise Tax payable by the Executive. The Executive shall make proper payment of the amount of any Excise Tax and, at the request of the Company, shall provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and any relevant corresponding state and local tax returns as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of the Executive's federal income tax return or any relevant corresponding state or local tax return, the Accounting Firm determines that the amount of the Gross-Up Payment should be reduced, the Executive shall within five business days pay to the Company the amount of such reduction.

                  (e) The fees and expenses of the Accounting Firm for its services in connection with the determinations and calculations contemplated by
Section 5(b) shall be borne by the Company. If such fees and expenses are initially paid by the Executive, the Company shall reimburse the Executive the full amount of such fees and expenses within five business days after receipt from the Executive of a statement therefor and reasonable evidence of his payment thereof.

                  (f) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as promptly as practicable but no later than 10 business days after the Executive actually receives notice of such claim and the Executive shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by the Executive). The Executive shall not pay such claim prior to the earlier of (i) the expiration of the thirty-calendar-day period following the date on which he gives such notice to the Company and (ii) the date that any payment of any amount with respect to such claim is due. If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

                           (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

                           (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including but not limited to accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

                           (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

                           (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties) incurred in connection with such contest and shall indemnify and hold harmless the Executive, on an after-tax basis, from and against any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this
Section 5(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 5(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided that the Executive may participate therein at his own cost and expense) and may at its option either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, if the Company directs the Executive to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold harmless the Executive, on an after-tax basis, from any Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance;
provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

                  (g) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), the Executive receives any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 5(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 5(f), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial or refund prior to the expiration of 30 calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid by the Company to the Executive pursuant to this Section 5.

                  6. No Mitigation  Obligation.  The Company hereby acknowledges that it will be difficult and may be impossible for the Executive to find reasonably comparable employment following the Termination Date and that the non-competition covenant contained in Section 8 will further limit the employment opportunities for the Executive. In addition, the Company acknowledges that its severance pay plans applicable in general to its salaried employees do not provide for mitigation, offset or reduction of any severance payment received thereunder. Accordingly, the payment of the severance compensation by the Company to the Executive in accordance with the terms of this Agreement is hereby acknowledged by the Company to be reasonable, and the Executive will not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no profits, income, earnings or other benefits from any source whatsoever will create any mitigation, offset, reduction or any other obligation on the part of the Executive hereunder or otherwise, except as expressly provided in the last sentence of Paragraph 2 set forth on Annex A.

                  7. Legal Fees and Expenses. (a) It is the intent of the Company that the Executive not be required to incur legal fees and the related expenses associated with the interpretation, enforcement or defense of Executive's rights under this Agreement by litigation or otherwise, because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny or recover from the Executive the benefits provided or intended to be provided to the Executive hereunder, the Company irrevocably authorizes the Executive from time to time to retain counsel of Executive's choice, at the expense of the Company as hereafter provided, to advise and represent the Executive in connection with any such interpretation, enforcement or defense, including but not limited to the initiation or defense of any litigation or other legal action, whether by or against the Company or any Director, officer, stockholder or other person affiliated with the Company, in any jurisdiction. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Executive's entering into an attorney-client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. Without respect to whether the Executive prevails in whole or in part in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Executive in connection with any of the foregoing up to a maximum aggregate amount of $100,000, provided that, in regard to such matters, the Executive has not acted in bad faith or with no colorable claim of success.

                  (b) Without limiting the obligations of the Company pursuant to Section 7(a) hereof, in the event that a Change in Control occurs, the performance of the Company's obligations under this Section 7 shall be secured by amounts, which shall in the aggregate be not less than $100,000, deposited or to be deposited in trust pursuant to certain trust agreements to which the Company shall be a party providing that the fees and expenses of counsel selected from time to time by the Executive pursuant to Section 7(a) shall be paid, or reimbursed to the Executive if paid by the Executive, either in accordance with the terms of such trust agreements or, if not so provided, upon presentation from time to time by the Executive to the trustee of a statement or statements prepared by such counsel in accordance with its customary practices. Any failure by the Company to satisfy any of its obligations under this Section 7(b) shall not limit the rights of the Executive hereunder. Subject to the foregoing, the Executive shall have the status of a general unsecured creditor of the Company and shall have no right to, or security interest in, any assets of the Company or any Subsidiary.

                  8. Competitive Activity; Confidentiality; Nonsolicitation. (a) If the Executive's employment shall be terminated pursuant to Section 4(a) and the Executive shall have received or shall be receiving benefits pursuant to
Section 4(a) and, if applicable, Section 5, the Executive shall not engage in any Competitive Activity for one year from and after the Termination Date in any geographical market where the Company shall be operating on the Termination Date.

                  (b) During the Term, the Company agrees that it will disclose to Executive its confidential or proprietary information (as defined in this Section 8(b)) to the extent necessary for Executive to carry out his obligations to the Company. The Executive hereby covenants and agrees that, without the prior written consent of the Company, he will not during the Term or thereafter disclose to any person not employed or otherwise engaged by the Company, or use in connection with engaging in competition with the Company, any confidential or proprietary information of the Company. For the purposes of this Agreement, the term "confidential or proprietary information" will include all information of any nature and in any form that is owned by the Company and is not publicly available (other than by Executive's breach of this Section 8(b)) or generally known to persons engaged in businesses similar or related to those of the Company. Confidential or proprietary information will include, but will not be limited to, the Company's financial matters, customers, employees, industry contracts, strategic business plans, product development (or other proprietary product data), marketing plans, and all other secrets and all other information of a confidential or proprietary nature. For the purposes of the two preceding sentences, the term "Company" will also include any Subsidiary (collectively, the "Restricted Group"). The foregoing obligations imposed by this Section 8(b) will not apply (i) in the course of the business of and for the benefit of the Company during the Term, (ii) if such confidential or proprietary information shall have become generally known to the public through no fault of the Executive or (iii) if the Executive is required by law to make disclosure (after giving the Company notice and an opportunity to contest such requirement).

                  (c) If the Executive's employment shall be terminated pursuant to Section 4(a) and the Executive shall have received or shall be receiving benefits pursuant to Section 4(a) and, if applicable, Section 5, the Executive hereby covenants and agrees that, for one year from and after the Termination Date, the Executive will not, without the prior written consent of the Company (which consent shall not unreasonably be withheld) directly or indirectly on behalf of himself or on behalf of any other person, firm or company, attempt to influence, persuade or induce, or assist any other person in so persuading or inducing, any employee of the Restricted Group to give up, or to not commence, employment or a business relationship with the Restricted Group.

                  9. Termination of Employment Prior to and in Anticipation of a Change in Control. Notwithstanding any other provision of this Agreement to the contrary, if a Change in Control occurs and not more than 180 days prior to the date on which the Change in Control occurs, the Executive's employment with the Company is terminated by the Company or the Executive terminates his employment for Good Reason, such termination of employment shall be deemed to be a termination of employment pursuant to Section 4(a) following a Change in Control and during the Severance Period for the purposes of this Agreement if the Executive shall have reasonably demonstrated that such termination of employment
(i) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (ii) otherwise arose in connection with or in anticipation of a Change in Control.

                  10. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all such federal, state, local or other taxes as the Company is required to withhold pursuant to any applicable law, regulation or ruling.

                  11. Successors and Binding Agreement. (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, reorganization or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance reasonably satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent the Company would be required to perform if no such succession had taken place. This Agreement will be binding upon and inure to the benefit of the Company and any successor to the Company, including but not limited to any persons acquiring directly or indirectly all or substantially all of the business or assets of the Company by purchase, merger, consolidation, reorganization or otherwise (and such successor shall thereafter be deemed the "Company" for the purposes of this Agreement) but will not otherwise be assignable, transferable or delegable by the Company.

                  (b) This Agreement will inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees and legatees.

                  (c) This Agreement is personal in nature and neither of the parties hereto shall assign, transfer or delegate this Agreement or any rights or obligations hereunder without the consent of the other, except as expressly provided in Sections 11(a) and 11(b). Without limiting the generality or effect of the foregoing, the Executive's right to receive payments hereunder will not be assignable, transferable or delegable by pledge, creation of a security interest or otherwise, except by a transfer by the Executive's will or the laws of descent and distribution, and in the event of any attempted assignment or transfer contrary to this Section 11(c), the Company shall have no liability to pay any amount so attempted to be assigned, transferred or delegated.

                  12. Notices. For all purposes of this Agreement, all communications, including but not limited to notices, consents, requests or approvals, required or permitted to be given hereunder will be in writing and will be deemed to have been duly given when hand delivered or dispatched by electronic facsimile transmission (with receipt thereof orally confirmed), or five business days after having been mailed by registered or certified United States mail (return receipt requested and postage prepaid), or three business days after having been sent by a nationally recognized overnight courier service, addressed to the Company (to the attention of the Secretary of the Company) at its principal executive office or to the Executive at his principal residence, as the case may be, or to such other address as either party shall furnish to the other in writing and in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

                  13. Governing Law. The validity, interpretation, construction and performance of this Agreement will be governed by and construed in accordance with the substantive laws of the State of Illinois, without giving effect to the principles of conflict of laws thereof.

                  14. Validity. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, the remainder of this Agreement and the application of such provision to any other person or circumstances will not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal will be reformed to the extent (and only to the extent) necessary to make it enforceable, valid or legal.

                  15. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto or compliance with any condition or provision of this Agreement to be performed by such other party will be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or written or expressed or implied, with respect to the subject matter hereof have been made by either party that are not set forth expressly in this Agreement. References to Sections are to references to Sections of this Agreement.

                  16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original and all of which together will constitute one and the same agreement.

                  17. Prior Agreement. This Agreement supersedes in its entirety the Change in Control Agreement dated as of September 20, 1997, between the Company and the Executive.

                  IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered as of the date first above written.



                                                     GREAT LAKES REIT, INC.


                                                     By:
                                                           Name
                                                           Title

                                                                Annex A


                                                     Severance Compensation


                  (1) A lump sum payment in an amount equal to two times the sum of (a) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (b) an amount equal to the average Incentive Pay received by the Executive in each of the three most recently completed fiscal years of the Company (or any successor thereto) immediately preceding the Termination Date or, if greater, the average Incentive Pay received by the Executive in each of the three most recently completed fiscal years of the Company (or any successor thereto) immediately preceding the Change in Control.

                  (2) For a period of 12 months following the Termination Date (the "Continuation Period"), the Company will provide the Executive (at no cost to the Executive) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the Change in Control. If and to the extent that any benefit described in this Paragraph 2 is not or cannot be paid or provided under any plan, policy, program or arrangement of the Company or any Subsidiary, as the case may be, then the Company will itself pay or provide for the payment to the Executive, and his dependents and beneficiaries, of such Employee Benefits (together with, in the case of any benefit described in this Paragraph 2 that is subject to tax because it is not or cannot be paid or provided under any such plan, policy, program or arrangement of the Company or any Subsidiary, an additional amount such that, after payment by the Executive or his dependents or beneficiaries, as the case may be, of all taxes so imposed, the recipient retains an amount equal to such taxes). Notwithstanding the foregoing or any other provision of the Agreement, for the purpose of determining the period of continuation coverage to which the Executive or any of his dependents is entitled pursuant to Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto) under the Company's medical, dental and other group health plans (or successor plans), the Executive's "qualifying event" shall be the termination of the Continuation Period and the Executive shall be considered to have remained actively employed on a full-time basis through that date. Without otherwise limiting the purposes or effect of Section 6 of the Agreement, Employee Benefits otherwise receivable by the Executive pursuant to this Paragraph 2 will be reduced to the extent comparable welfare benefits are actually received by the Executive from another employer during the Continuation Period, and any such benefits actually received by the Executive shall be reported by the Executive to the Company.

                  (3) In addition to the retirement income, supplemental executive retirement, and other benefits to which the Executive is entitled under the Company's Retirement Plans, a lump sum payment in an amount equal to the actuarial equivalent of the excess of (a) the retirement pension and the medical, life and other benefits that would be payable to the Executive under the Retirement Plans if the Executive continued to be employed through the Continuation Period given the Executive's Base Pay (as determined in Paragraph
1) (without regard to any amendment to the Retirement Plans made subsequent to a Change in Control that adversely affects in any manner the computation of retirement or welfare benefits thereunder), less (b) the retirement pension and the medical, life and other benefits that the Executive is entitled to receive (either immediately or on a deferred basis) under the Retirement Plans. For the purposes of this Paragraph 3, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Company's qualified retirement plan for salaried employees in effect immediately prior to the Change in Control.

                                                                     Annex B



                                                     Severance Compensation


                  (1) A lump sum payment in an amount equal to the sum of (a) Base Pay (at the highest rate in effect for any period prior to the Termination
Date) and (b) an amount equal to the product of (i) the target amount of the Executive's Incentive Pay for the then current fiscal year of the Company (or any successor thereto), multiplied by (ii) a fraction, the numerator of which shall be the number of days in the then current fiscal year of the Company (or any successor thereto) that shall have elapsed up to and including the Termination Date and the denominator of which shall be 365.

                  (2) For a period of 12 months following the Termination Date or such longer period of time as may be required under Section 601 et seq. of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (or any successor provision thereto), and Section 4980B of the Code (or any successor provision thereto), the Company will provide the Executive (at the Executive's expense and in accordance with Section 601 et. seq. of ERISA (or any successor provision thereto) and Section 4980B of the Code (or any successor provision thereto)) with Employee Benefits that are welfare benefits (including medical, dental and other group health plan benefits) substantially similar to those that the Executive was receiving or entitled to receive immediately prior to the Termination Date or, if greater, immediately prior to the Change in Control.

                                                                Annex C



                                                     Severance Compensation


                  A lump sum payment in an amount equal to the sum of (1) Base Pay (at the highest rate in effect for any period prior to the Termination Date) and (2) an amount equal to the product of (a) the target amount of the Executive's Incentive Pay for the then current fiscal year of the Company (or any successor thereto), multiplied by (b) a fraction, the numerator of which shall be the number of days in the then current fiscal year of the Company or any successor thereto) that shall have elapsed up to and including the Termination Date and the denominator of which shall be 365.