Form 10-K
period 1998-12-31
GREAT LAKES REIT
filed 1999-03-19
CIK 1063393

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28354

                            ------------------------

                                GREAT LAKES REIT

             (Exact Name of Registrant as Specified in Its Charter)

                  MARYLAND                             36-4238056
      (State or Other Jurisdiction of        (I.R.S. Employer Identification
       Incorporation or Organization)                    Number)

                               823 Commerce Drive
                                   Suite 300
                           Oak Brook, Illinois 60523
                                 (630) 368-2900

         (Address and telephone number of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class

         Common Shares of Beneficial Interest, $.01 par value per share

             9 3/4% Series A Cumulative Redeemable Preferred Shares
                of Beneficial Interest, $.01 par value per share
                   (Liquidation Preference $25.00 per share)

                   Name of each exchange on which registered

                            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 2, 1999, the aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant was $182,550,665.

    The number of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of March 2, 1999 was 16,491,794.

                      Documents Incorporated by Reference:

Part III incorporates by reference the Registrant's Proxy Statement related to the Annual Meeting of Shareholders to be held May 19, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                GREAT LAKES REIT
                         FORM 10-K ANNUAL REPORT--1998
                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I
             Item 1.       Business..........................................................................           3
             Item 2.       Properties........................................................................           5
             Item 3.       Legal Proceedings.................................................................           9
             Item 4.       Submission of Matters to a Vote of Security Holders...............................           9
             Item 4A.      Executive officers of the Registrant

PART II
             Item 5.       Market for Registrant's Common Equity and Related Shareholder
                             Matters.........................................................................           9
             Item 6.       Selected Financial Data...........................................................          11
             Item 7.       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations...........................................................          13
             Item 7A.      Market Risks......................................................................          18
             Item 8.       Financial Statements and Supplementary Data.......................................          19
             Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                             Disclosure......................................................................          19

PART III                   (Incorporated by reference)
             Item 10.      Directors and Executive Officers of the Registrant................................          19
             Item 11.      Executive Compensation............................................................          19
             Item 12.      Security Ownership of Certain Beneficial Owners and Management....................          20
             Item 13.      Certain Relationships and Related Transactions....................................          20

PART IV
             Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................          20

Signatures...................................................................................................          23

Index to Financial Statements................................................................................         F-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Great Lakes REIT, a Maryland real estate investment trust that is the successor to a business that began operations in 1992 (the "Company"), is a fully integrated, self-administered and self-managed real estate company. As of December 31, 1998, the Company owned and operated 40 properties (the "Properties") in the Chicago, Milwaukee, Minneapolis, Detroit, Columbus, Denver and Cincinnati areas (the "Current Markets"). The Properties contain approximately 5.2 million rentable square feet leased to approximately 550 tenants with a weighted average occupancy rate of approximately 94.8% as of December 31, 1998. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"). The Company conducts substantially all of its operations through Great Lakes REIT, L.P. (the "Operating Partnership"), in which the Company is the sole general partner. All references to the "Company" in this Form 10-K include the Company and the Operating Partnership unless the context otherwise requires.

BUSINESS STRATEGY

    The Company's primary business strategy is to acquire well-located, underperforming suburban office properties generally located within a 500 mile radius of metropolitan Chicago (the "Midwest Region") at attractive yields and to increase cash flow and property value by implementing a comprehensive operating strategy. The Company's operating strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. The Company seeks to establish itself as one of the suburban office property owner/operators of choice in the markets it serves and to maximize tenant retention.

    The Company continues to evaluate certain markets outside the Midwest Region. In the event an appropriate acquisition opportunity is identified that is consistent with the other elements of the Company's primary business strategy, the Company may acquire properties in markets outside the Midwest Region. In addition, the Company may from time to time consider acquiring properties located in select urban or central business district areas. In conjunction with this strategy, the Company purchased assets in suburban Denver and in the central business districts of Milwaukee and Columbus in 1998.

    Although the Company will continue to focus on acquiring attractive properties as it implements its primary business strategy, the Company intends to pursue limited new property development opportunities that are otherwise consistent with the Company's overall business strategy. In 1998, the Company became involved in the development of a 96,000 square foot building in the Milwaukee suburb of Pewaukee, agreeing to purchase the to-be-built property for $11.4 million. The Company anticipates that the project will be completed in June 1999. The Company also intends to enhance its leasing flexibility by offering build-to-suit development options to current and prospective tenants who require space that is otherwise unavailable in a particular market. In addition, the Company will continue to pursue the redevelopment of older properties in attractive locations, such as its 777 Eisenhower, Ann Arbor, Michigan property.

    As part of its goal of maximizing shareholder value, the Company will engage in strategic dispositions of select Properties. The Company typically will seek to dispose of Properties when one or more of the following conditions is present: (i) the market price for a Property is at or near replacement cost;
(ii) a Property has high occupancy and there is limited potential to increase cash flow and property value within a reasonable period; (iii) the Company believes that its capital can be redeployed more productively; and (iv) ownership of the Property is no longer consistent with the Company's business strategy. In this regard, the Company has commenced marketing efforts with respect to the possible disposition of six Properties comprising 430,395 square feet, or 8.2% of the total square footage of the Company's portfolio.

FINANCING STRATEGY

    The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a maximum ratio of long-term debt to total market capitalization in the range of 50%; (ii) extending and sequencing the maturity dates of its debt; (iii) focusing on borrowing at fixed rates; (iv) pursuing debt financings and refinancings on an unsecured basis; and
(v) maintaining relatively conservative debt service and fixed charge coverage ratios. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has a $150 million unsecured credit facility that is generally used for short-term funding of acquisition of additional properties and for working capital requirements. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest in the Operating Partnership owned by non-affiliates plus outstanding indebtedness) at March 1, 1999 was 39.9%.

COMPETITION

    All of the Properties are located in competitive markets. The properties with which the Company competes for tenants are owned by institutional investors, other REITs or local real estate operators, however, no single competitor or small group of competitors is dominant in any of the Current Markets. Changes in the supply of and demand for rental properties with characteristics similar to those of the Properties may adversely affect rental rates or the Company's ability to lease space at the Properties or other newly acquired properties. In addition, the Company may be competing with other owners and operators that have greater financial resources and more experience than the Company.

INSURANCE

    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in any of the Properties, as well as the anticipated future revenues from such Property and, in the case of recourse debt, the Company would remain obligated for any mortgage debt or other financial obligations related to such Property. Any such loss would adversely affect the Company. Moreover, as a general partner of the Operating Partnership, the Company will generally be liable for any of the Operating Partnership's unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured; however, no assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

ENVIRONMENTAL REGULATIONS

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site.

    During the last three years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the University Office Plaza property (the Phase I Assessments and the Phase II Assessment are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessment and certain limited sampling in connection with underground tank and/or piping removals at the Arlington Ridge Service Center and One Park Plaza properties, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

OTHER MATTERS

    The Company's operations are not dependent on a single or few customers; no single customer accounts for more than 5% of the Company's total revenue. The Company's operations are not subject to significant seasonal fluctuations. As of December 31, 1998, the Company employed 77 persons, none of whom is represented by a collective bargaining unit.

    For additional information about the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments, see
Item 8, "Financial Statements and Supplementary Data."

ITEM 2--PROPERTIES

GENERAL

    As of December 31, 1998, the Company owned 40 Properties containing approximately 5.2 million square feet. The Properties consist primarily of Class A and Class B suburban office properties, which range in size form approximately 15,000 to 375,000 rentable square feet. The Properties consist of 32 suburban office properties, two central business district office buildings, 1 light industrial distribution facility and 5 office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 40 Properties are generally located in the suburban areas of Chicago (19), Milwaukee (6), Minneapolis (3), Detroit (5), Columbus (4), Denver (2) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and lounge areas with food and beverage service.

    Management believes that the location and quality of construction of the Properties, as well as the Company's reputation for providing superior tenant service, enable the Company to attract and retain a diverse tenant base. As of December 31, 1998, the Properties were leased to more than 550 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate Annualized Base Rent.

    The Company holds fee simple title to each of the Properties except for the Columbus, Ohio office property. The following table sets forth certain of the information as of December 31, 1998 regarding the Properties.

                                           PROPERTY           OWNERSHIP          COMPANY          YEAR        DATE
PROPERTY LOCATION                            TYPE             INTEREST         OWNERSHIP %        BUILT     ACQUIRED
-----------------------------------  --------------------  ---------------  -----------------     -----     ---------
CHICAGO AREA

1900 East Golf Road
Schaumburg, IL.....................  Multi-story Office          Fee               100   %           1980    Dec-96

1750 East Golf Road
Schaumburg, IL.....................  Multi-story Office          Fee               100   %           1985    Sep-97

160-185 Hansen Court
Wood Dale, IL......................  Single story                Fee               100   %           1986    Jan-94
                                     Office/Office
                                     service

3455, 3550, 3555 Salt Creek
Arlington Heights, IL..............  Single story                Fee               100   %           1984    Oct-97
                                     Office/Office
                                     service

601 Campus Drive
Arlington Heights, IL..............  Single story                Fee               100   %           1987    May-93
                                     Office/Office
                                     service

1251 Plum Grove Road
Schaumburg, IL.....................  Single story Office         Fee               100   %           1986    Jan-96

1011 Touhy Avenue
Des Plaines, IL....................  Multi-story Office          Fee               100   %           1978    Dec-93

2800 River Road
Des Plaines, IL....................  Multi-story Office          Fee               100   %           1983    Feb-95

1660 Feehanville Drive
Mount Prospect, IL.................  Multi-story Office          Fee               100   %           1989    Aug-95

565 Lakeview Parkway
Vernon Hills, IL...................  Single story Office         Fee               100   %           1991    Dec-95

175 Hawthorn Parkway
Vernon Hills, IL...................  Multi-story Office          Fee               100   %           1987    Sep-94

3400 Dundee Road
Northbrook, IL.....................  Multi-story Office          Fee               100   %           1986    Oct-93

3010 & 3020 Woodcreek Dr
Downers Grove, IL..................  Single story                Fee               100   %           1986    Nov-96
                                     Office/Office
                                     service

823 Commerce Drive
Oak Brook, IL......................  Multi-story Office          Fee               100   %           1969    Nov-95

1675 Holmes Road
Elgin, IL..........................  Industrial                  Fee               100   %           1990    Feb-97

16601 S. Kedzie Avenue
Markham, IL........................  Single story Office         Fee               100   %           1984    Feb-97

3030 Warrenville Road
Lisle, IL..........................  Multi-story Office          Fee               100   %           1988    Sep-98

191 Waukegan Road
Northfield, IL.....................  Multi-story Office          Fee               100   %           1983    Sep-98

MILWAUKEE AREA

11270 W. Park Place
Milwaukee, WI......................  Multi-story Office          Fee               100   %           1984    Sep-95

11925 W. Lake Park Drive
Milwaukee, WI......................  Single story Office         Fee               100   %           1989    Jun-93

2514 S. 102nd Street &
10150 W. National Av
West Allis, WI.....................  Multi-story Office          Fee               100   %           1987    Nov-96

150, 175, 250 Patrick Blvd.
Brookfield, WI.....................  Single story                Fee               100   %           1987    Jun-94
                                     Office/Office
                                     service

                                        LAND AREA      SQUARE      OCCUPANCY      ENCUMBRANCE
PROPERTY LOCATION                       IN ACRES       FOOTAGE     12/31/98     (000'S OMITTED)
-----------------------------------  ---------------  ---------  -------------  ---------------
CHICAGO AREA
1900 East Golf Road
Schaumburg, IL.....................          12.9       265,423         94.6%             --
1750 East Golf Road
Schaumburg, IL.....................           7.7       213,369         97.6%             --
160-185 Hansen Court
Wood Dale, IL......................          10.6       113,911        100.0%             --
3455, 3550, 3555 Salt Creek
Arlington Heights, IL..............           8.7        97,910         83.8%             --
601 Campus Drive
Arlington Heights, IL..............           6.0        96,219         98.0%               (1)
1251 Plum Grove Road
Schaumburg, IL.....................           3.2        43,338        100.0%             --
1011 Touhy Avenue
Des Plaines, IL....................           5.3       153,777         85.3%             --
2800 River Road
Des Plaines, IL....................           2.0        99,732        100.0%             --
1660 Feehanville Drive
Mount Prospect, IL.................           7.3        85,487        100.0%             --
565 Lakeview Parkway
Vernon Hills, IL...................           7.1        85,552        100.0%             --
175 Hawthorn Parkway
Vernon Hills, IL...................           4.6        84,104         89.0%               (1)
3400 Dundee Road
Northbrook, IL.....................           2.6        74,884         84.4%               (1)
3010 & 3020 Woodcreek Dr
Downers Grove, IL..................           8.8       126,911         96.2%               (1)
823 Commerce Drive
Oak Brook, IL......................           2.6        45,098        100.0%             --
1675 Holmes Road
Elgin, IL..........................           5.5       101,286        100.0%      $   2,101
16601 S. Kedzie Avenue
Markham, IL........................           1.5        15,000         55.3%             --
3030 Warrenville Road
Lisle, IL..........................          15.8       149,791         99.7%             --
191 Waukegan Road
Northfield, IL.....................           3.5        61,925         95.7%             --
MILWAUKEE AREA
11270 W. Park Place
Milwaukee, WI......................           7.9       197,474        100.0%               (1)
11925 W. Lake Park Drive
Milwaukee, WI......................           3.4        36,069        100.0%               (1)
2514 S. 102nd Street &
10150 W. National Av
West Allis, WI.....................           6.8       121,620         85.2%               (1)
150, 175, 250 Patrick Blvd.
Brookfield, WI.....................          12.0       117,210         82.4%      $   3,177

                                           PROPERTY           OWNERSHIP          COMPANY          YEAR        DATE
PROPERTY LOCATION                            TYPE             INTEREST         OWNERSHIP %        BUILT     ACQUIRED
-----------------------------------  --------------------  ---------------  -----------------     -----     ---------
375 Bishop's Way
Brookfield, WI.....................  Multi-story Office          Fee               100   %           1987    Apr-97

111 East Kilbourn Avenue
Milwaukee, WI......................  Multi-story Office          Fee               100   %           1988    Apr-98

SUBURBAN
MINNEAPOLIS/ST. PAUL AREA

2550 University Avenue W
St. Paul, MN.......................  Multi-story Office          Fee               100   %           1916    Dec-96

2221 University Avenue SE
Minneapolis, MN....................  Multi-story Office          Fee               100   %           1979    May-95

2550 University Avenue W
St. Paul, MN.......................  Multi-story Office          Fee               100   %           1916    Jul-98

DETROIT AREA

777 East Eisenhower Pkwy.
Ann Arbor, MI......................  Multi-story Office          Fee               100   %           1975    Dec-97

32255 Northwestern Highway
Farmington Hills, MI...............  Multi-story Office          Fee               100   %           1986    Dec-97

1301 W. Long Lake Road
Troy, MI...........................  Multi-story Office          Fee               100   %           1988    Nov-96

No. 40 OakHollow
Southfield, MI.....................  Multi-story Office          Fee               100   %           1989    Dec-96

24800 Denso Drive
Southfield, MI.....................  Multi-story Office          Fee               100   %           1987    Aug-95

COLUMBUS AREA

655 Metro Place South
Dublin, OH.........................  Multi-story Office          Fee               100   %           1986    Sep-97

4860-5000 Blazer Mem. Pky.
Dublin, OH.........................  Single story Office         Fee               100   %           1986    Sep-96

425 Metro Place North
Dublin, OH.........................  Multi-story Office          Fee               100   %           1982    Sep-97

175 South Third Street
Columbus, OH.......................  Multi-story Office                (2)         100   %           1981    Jan-98

CINCINNATI AREA

30 Merchant Street
Springdale, OH.....................  Multi-story Office          Fee               100   %           1988    Apr-96

DENVER AREA

116 Inverness Drive East
Englewood, CO......................  Multi-story Office          Fee               100   %           1984    May-98

183 Inverness Drive West
Englewood, CO......................  Multi-story Office          Fee               100   %           1982    May-98

Totals.............................

                                        LAND AREA      SQUARE      OCCUPANCY      ENCUMBRANCE
PROPERTY LOCATION                       IN ACRES       FOOTAGE     12/31/98     (000'S OMITTED)
-----------------------------------  ---------------  ---------  -------------  ---------------
375 Bishop's Way
Brookfield, WI.....................           4.1        53,829         96.4%             --
111 East Kilbourn Avenue
Milwaukee, WI......................           0.6       373,842         89.1%             --
SUBURBAN
MINNEAPOLIS/ST. PAUL AREA
2550 University Avenue W
St. Paul, MN.......................           4.4       200,114         97.7%             --
2221 University Avenue SE
Minneapolis, MN....................           2.8        97,660        100.0%      $   4,800
2550 University Avenue W
St. Paul, MN.......................           2.2       120,734         92.5%             --
DETROIT AREA
777 East Eisenhower Pkwy.
Ann Arbor, MI......................          23.6       274,025         96.5%             --
32255 Northwestern Highway
Farmington Hills, MI...............          12.9       230,318         99.3%      $  11,942
1301 W. Long Lake Road
Troy, MI...........................          11.5       170,591        100.0%               (1)
No. 40 OakHollow
Southfield, MI.....................           5.7        81,088         98.3%               (1)
24800 Denso Drive
Southfield, MI.....................          10.5        79,546         97.8%               (1)
COLUMBUS AREA
655 Metro Place South
Dublin, OH.........................          15.0       215,599         88.8%             --
4860-5000 Blazer Mem. Pky.
Dublin, OH.........................          13.7       124,929         87.9%             --
425 Metro Place North
Dublin, OH.........................           6.3       101,679         96.3%             --
175 South Third Street
Columbus, OH.......................              (2)    196,088         87.5%             --
CINCINNATI AREA
30 Merchant Street
Springdale, OH.....................           5.9        95,910        100.0%             --
DENVER AREA
116 Inverness Drive East
Englewood, CO......................           7.4       204,998        100.0%         12,312
183 Inverness Drive West
Englewood, CO......................          11.8       183,895        100.0%             --
Totals.............................                   5,232,435         94.8%      $  34,332
                                                      ---------        -----         -------
                                                      ---------        -----         -------

----------------------------------

Footnotes: (dollars in thousands)

(1) These properties are pledged as security for a $75,000 mortgage loan.

(2) The land beneath this property is subject to a land lease expiring November 30, 2044 with one 15-year extension option. Annual rental payments are $50.

LEASES

    The Company's leases are typically structured for terms in the range of three to seven years. The Company's leases are a mixture of net leases (whereby tenants pay their pro rata share of real estate tax and operating expenses) and full service, gross leases under which tenants typically pay for all real estate tax and operating expenses above those for an established base year or expense stop. Leases on a significant portion of the rentable square feet in the Company's portfolio are net leases that were in existence upon the Company's acquisition of the Properties. However, whether structured as net leases or gross leases with base year or expense stop expense reimbursement clauses, virtually all leases entered into by the Company require tenants to reimburse the Company for the tenant's pro-rata share of real estate tax and operating expense increases.

    Leases often contain provisions permitting tenants to renew at prevailing market rates. Under the Company's leases, the Company is generally responsible for structural repairs and other capitalized costs. Certain leases contain provisions, which permit the tenant to terminate its lease upon written notice to the Company, subject to the tenant's obligation to pay a termination penalty. Such termination penalties are generally negotiated with a tenant when a lease is executed and are usually calculated to compensate the Company for unamortized tenant improvements and leasing commissions at the termination date, and, in certain instances, for rent on the space for a period of months after the termination date.

    LEASE DISTRIBUTIONS. The following table sets forth information relating to the distribution of the Company's leases based on rentable square feet under lease, as of December 31, 1998.

                          PERCENTAGE                         PERCENTAGE
                         OF AGGREGATE      ANNUALIZED       OF AGGREGATE
                           PORTFOLIO       BASE RENT          PORTFOLIO
     SQUARE FEET            LEASED           (000'S          ANNUALIZED
     UNDER LEASE          SQUARE FEET       OMITTED)          BASE RENT
----------------------  ---------------  --------------  -------------------
2,500 or Less.........          5.66%      $    4,870              7.21%
2,501 - 5,000.........         10.27%           7,968             11.80%
5,001 - 7,500.........         10.67%           7,063             10.46%
7,501 - 10,000........          6.90%           4,706              6.97%
10,001 - 20,000.......         17.05%          11,082             16.41%
20,001 - 40,000.......         19.04%          12,466             18.46%
40,001 +..............         30.42%          19,381             28.70%
                              100.00%      $   67,536            100.00%

    LEASE EXPIRATIONS--PORTFOLIO TOTAL. The following table sets forth a summary schedule of the lease expirations for the Properties for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                        PERCENTAGE
              SQUARE        OF        ANNUALIZED BASE
              FOOTAGE      TOTAL     RENT OF EXPIRING    PERCENTAGE OF
  YEAR OF       OF        LEASED       LEASES (000'S         TOTAL
   LEASE     EXPIRING     SQUARE         OMITTED)         ANNUALIZED
EXPIRATION    LEASES      FOOTAGE       AT 12/31/98        BASE RENT
-----------  ---------  -----------  -----------------  ---------------
 1999.....     558,949       11.51%      $   8,095             11.99%
 2000.....     857,775       17.66%         12,274             18.17%
 2001.....     981,936       20.22%         11,648             17.25%
 2002.....     839,905       17.30%         12,041             17.83%
 2003.....     824,773       16.98%         13,703             20.29%
 2004.....     292,244        6.02%          3,841              5.69%
 2005.....      94,200        1.94%            988              1.46%
 2006.....     109,927        2.26%          1,189              1.76%
 2007.....     112,523        2.32%          1,554              2.30%
 2008.....     146,759        3.02%          1,795              2.66%
 2009.....      37,131        0.76%            408              0.60%

             4,856,122      100.00%      $  67,536            100.00%

The following table combines certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

                                                                                                           TOTAL/
                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                          1993       1994       1995       1996       1997       1998     1993-1998
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------
Number of leases expired
  during calendar year(1).............          3          7         25         34         85        108        262
Number of leases renewed..............          3          4         18         26         53         65        169
Percentage of leases renewed..........        100%        57%        72%        76%        62%        60%        65%
Aggregate rentable square footage
  of expiring leases(1)...............     54,157     26,716     92,205    139,615    347,150    703,759  1,363,602
Aggregate rentable square footage
  of lease renewals...................     54,157     19,645     72,586    118,142    175,247    410,752    850,529
Percentage of expiring rentable
  square footage renewed..............        100%        74%        79%        85%        50%        58%        62%

------------------------

(1) The aggregate rentable square footage of expiring leases excludes those leases for tenants moving out where the Company believes the decision to vacate was made prior to the Company's acquisition of the property.

ITEM 3--LEGAL PROCEEDINGS

    As of March 2, 1999, the Company was not a party to any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Trustees. The following table sets forth certain information with respect to the executive officers of the Company:

                       NAME                         AGE   PRESENT POSITION AND OFFICES WITH THE COMPANY
--------------------------------------------------  --- --------------------------------------------------

Richard A. May                                      54  Chief Executive Officer and Chairman of the Board
                                                        of Trustees

Patrick R. Hunt                                     45  President, Chief Operating Officer and Trustee

Richard L. Rasley                                   42  Executive Vice President, Secretary, Co-General
                                                        Counsel

James Hicks                                         43  Chief Financial Officer and Treasurer

Raymond M. Braun                                    39  Chief Investment Officer

Kim S. Mills                                        50  Senior Vice President--Leasing

Edith M. Scurto                                     33  Senior Vice President--Property Management

    Richard A. May. Mr. May co-founded the Company in 1992 and has served as principal executive officer and as Chairman of the Board of Trustees of the Company since its inception. Mr. May is currently the Chairman of the Board, and Chief Executive Officer of the Company. In 1986, Mr. May co-founded Equity Partners Ltd. ("the Advisor") and from 1987 until April 1, 1996, Mr. May was an officer and shareholder of the Advisor. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive National Association of Securities Dealers, Inc. ("NASD") licenses. He is also a member of National Association of Real Estate Investment Trusts ("NAREIT"). Mr. May received his Bachelor's Degree in mechanical engineering from the University of Illinois and received his M.B.A. degree from The University of Chicago.

    Patrick R. Hunt. Mr. Hunt, President, Chief Operating Officer and Trustee, joined the Company in August 1997 and has general supervisory responsibility for Company operating activities. From 1983 until August 1997, Mr. Hunt was employed by LaSalle Partners, Incorporated ("LaSalle Partners") a Chicago-based provider of international real estate services. Mr. Hunt served as a managing director of LaSalle Partners from 1996 until August 1997. Mr. Hunt is a member of the Pension Real Estate Association and NAREIT. He received his Bachelor's Degree from Northwestern University and his M.B.A. degree from The University of Chicago.

    Richard L. Rasley. Mr. Rasley co-founded the Company in 1992 and has served as Secretary of the Company since its inception. Mr. Rasley is currently the Executive Vice President, Co-General Counsel and Secretary of the Company and has general supervisory responsibility for administrative and legal matters. From 1987 until April l, 1996, Mr. Rasley was an officer and shareholder of the Advisor. Mr. Rasley is a Certified Public Accountant, holds several inactive NASD licenses, and is a member of the Illinois Bar and NAREIT. Mr. Rasley received his Bachelor's Degree from the University of Iowa and received his M.B.A. and J.D. degrees from the University of Illinois.

    James Hicks. Mr. Hicks, Chief Financial Officer and Treasurer of the Company, joined the Advisor in 1994 and currently has general supervisory responsibility for the finance and accounting activities of the Company. From 1989 to 1993, Mr. Hicks was employed by JMB Institutional Realty Corporation, which was a real estate adviser to pension funds and other institutional investors, as a vice president of portfolio management with responsibility for overall asset management of a portfolio of international and domestic commercial real estate properties. He received his Bachelor's Degree in Accounting and Mathematics from Augustana College and his M.B.A. degree from Northwestern University. Mr. Hicks is a Certified Public Accountant and is a member of the Illinois CPA Society and American Institute of Certified Public Accountants.

    Raymond M. Braun. Mr. Braun, Chief Investment Officer, joined the Advisor in May 1990 and currently has primary responsibility for all of the Company's real estate acquisition activities. Prior to joining the Advisor, Mr. Braun was employed from 1986 to 1990 by The Balcor Company, a major real estate investment company involved in all aspects of real estate including development, management, syndication and mortgage lending. Mr. Braun received his Bachelor's Degree from the University of Illinois. Mr. Braun is a member of the National Association of Industrial and Office Park Realtors.

    Kim S. Mills. Mr. Mills, Senior Vice President-Leasing, joined the Advisor in January 1996. Mr. Mills has primary responsibility for all of the Company's leasing activities. Prior to joining the Advisor, Mr. Mills was employed by Simon Property Group REIT, a commercial property REIT, from 1992 to 1995 as a regional manager with responsibility for overall portfolio management of high rise office buildings totaling over four million square feet. Mr. Mills received his Bachelor's Degree from Ohio Northern University and has a Real Property Administrator designation from the Building Owners and Managers Association.

    Edith M. Scurto. Ms. Scurto, Senior Vice President-Property Management, joined the Advisor in December 1984. In August 1987, she was given responsibility for the firm's property management activities. Since that date she has individually managed or overseen the management of all of the Advisor's and the Company's properties, and has been involved with virtually every aspect of property management, reporting, improvement and maintenance. In December 1997, Ms. Scurto became the Company's Senior Vice President- Property Management. Ms. Scurto currently oversees the management of all of the

Company's properties. Ms. Scurto is a current member of the Institute of Real Estate Management, maintains an Illinois Real Estate Sales Person License and is a Certified Property Manager.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common shares of beneficial interest, $.01 par value per share, (the "Common Shares") are listed on the New York Stock Exchange (the "NYSE") under the symbol "GL."

    As of March 2, 1999, there were approximately 370 holders of record of the Common Shares, which excludes beneficial owners of shares registered in nominee or street name.

    The table below sets forth for the periods indicated, the reported high and low sale prices of the Common Shares on the NYSE Composite Tape and the quarterly dividends per share paid by the Company on such shares. May 8, 1997 was the first day the Common Shares were listed on the NYSE. Prior to May 8, 1997, there was no established trading market for the Common Shares.

1998                   1Q         2Q         3Q         4Q    1997                   1Q         2Q         3Q         4Q
-------------------- -------    -------    -------    ------- -------------------- -------    -------    -------    -------

High................  20 3/16    19 1/2     18 1/2     16 5/8 High................   n/a       16 7/16    19 7/16    19 5/16

Low.................  18 1/4     15 5/8     14 3/16    15 1/8 Low.................   n/a       15 3/8     16         18 1/8

Dividend............ $.30       $.30       $.32       $.32    Dividend............ $.30       $.30       $.30       $.30

    The Company, in order to qualify as a REIT under the Code, is required to make distributions (other than capital gain distributions) to its shareholders with respect to each taxable year in amounts at least equal to (i) the sum of
(A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. The Company's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting the Company to retain funds for capital improvements and other investments while funding its distributions.

    For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholder's basis in his or her Common Shares for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder's shares. The Company annually notifies stockholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 1998, 1997 and 1996:

                                                              1998       1997       1996
                                                            ---------  ---------  ---------
Ordinary income...........................................       87.1%      88.4%      88.3%
Non-taxable return of capital.............................       12.9%      11.6%      11.7%
                                                                  ---        ---        ---
Total.....................................................        100%       100%       100%
                                                                  ---        ---        ---
                                                                  ---        ---        ---

RECENT SALES OF UNREGISTERED SECURITIES

    The following table is a summary of certain information relating to all securities of the Company sold by the Company during the period covered by this Report on Form 10-K that were not registered under the Securities Act:

                                                             TOTAL SHARES      ISSUANCE
                                                               AND UNITS       PROCEEDS
TYPE OF SECURITY SOLD                      OFFERING PERIOD       SOLD       (000'S OMITTED)     COSTS
----------------------------------------  -----------------  -------------  ---------------     -----
Operating Partnership Units(1)..........                          48,447       $     887         --
Common Shares(2)........................  December 31, 1998        6,044       $      66         --

------------------------

(1) On May 22, 1998, the Company issued 48,447 units in the Operating Partnership in connection with the acquisition by the Company of the Denver properties. The Company sold such securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) thereof, including in reliance upon the exemption provided by Regulation D thereunder to "accredited investors" in those states in which it was authorized to do so. There was no underwriter involved in such sale of securities.

(2) During the quarter ended December 31, 1998, the Company issued 6,044 Common Shares pursuant to the exercise of outstanding share options. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) thereof or Rule 701 thereunder.

ITEM 6--SELECTED FINANCIAL DATA

    The following sets forth selected financial and operating information for the Company for each of the periods and dates indicated. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 has been derived from the Company's financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this report. The selected financial and operating information for the Company at December 31, 1996, 1995, and 1994 and for the years ended December 31, 1995, and 1994 has been derived from the Company's audited financial statements.

                                                                 YEAR ENDED DECEMBER 31,
                                                                       (UNAUDITED)
                                                                       HISTORICAL
                                                    1998       1997       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Revenue
  Rental........................................  $  62,527  $  36,231  $  20,249  $  12,410  $   6,647
  Reimbursement.................................     17,141     10,688      4,814      2,355        884
  Interest and other............................      1,230        744        169        201         52
                                                  ---------  ---------  ---------  ---------  ---------
    Total revenue...............................     80,898     47,663     25,232     14,966      7,583
                                                  ---------  ---------  ---------  ---------  ---------
Expenses:
  Real estate taxes.............................     12,634      7,702      3,954      2,625      1,418
  Other property operating......................     21,018     11,958      6,548      3,967      1,944
  General and administrative....................      4,958      3,379      2,242        923        561
  Interest......................................     12,339      4,308      3,778      2,296        911
  Depreciation and amortization.................     13,092      8,200      4,001      1,955        761
                                                  ---------  ---------  ---------  ---------  ---------
    Total expenses..............................     64,041     35,547     20,523     11,766      5,595
                                                  ---------  ---------  ---------  ---------  ---------
Income before gain on sale of properties........     16,857     12,116      4,709      3,200      1,988
Gain on sale of properties......................                            3,140
                                                  ---------  ---------  ---------  ---------  ---------
Income before allocation to minority
  interests.....................................     16,857     12,116      7,849      3,200      1,988
Minority interests..............................         61         11
                                                  ---------  ---------  ---------  ---------  ---------
Net income......................................     16,796     12,105      7,849      3,200      1,988
Income allocated to preferred shareholders......        163
                                                  ---------  ---------  ---------  ---------  ---------
Net income applicable to common shares..........  $  16,633  $  12,105  $   7,849  $   3,200  $   1,988
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------
Earnings per common share-basic.................  $    0.99  $    0.92  $    1.33  $    0.89  $    0.97
Weighted average common shares outstanding-
  basic.........................................     16,793     13,140      5,885      3,605      2,043
Diluted earnings per common share...............  $    0.98  $    0.91  $    1.32  $    0.88  $    0.96
Weighted average common shares outstanding-
  diluted.......................................     16,974     13,305      5,927      3,650      2,070
Balance Sheet Data (end of period):
Properties--net of accumulated depreciation.....  $ 426,862  $ 285,941  $ 184,122  $  91,858  $  37,234
Total assets....................................  $ 443,689  $ 297,137  $ 194,149  $  98,978  $  42,522
Total long-term debt............................  $ 193,623  $  95,098  $  86,111  $  48,307  $  15,955
Total liabilities...............................  $ 213,437  $ 109,732  $  97,554  $  54,013  $  18,460
Shareholders' equity............................  $ 229,087  $ 187,092  $  96,595  $  44,965  $  24,062
Operating Data:
EBITDA(1).......................................  $  42,064  $  24,613  $  12,487  $   7,451  $   3,660
Funds from Operations(2):
  Net income applicable to common shares........  $  16,633  $  12,105  $   7,849  $   3,200  $   1,988
  Gain on sale of properties....................                           (3,140)
  Depreciation and amortization.................     12,360      7,102      3,741      1,824        718
  Loan prepayment costs.........................                   644
                                                  ---------  ---------  ---------  ---------  ---------
  Funds from Operations.........................  $  28,993  $  19,851  $   8,450  $   5,024  $   2,706
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------

                                                                 YEAR ENDED DECEMBER 31,
                                                                       (UNAUDITED)
                                                                       HISTORICAL
                                                    1998       1997       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cash dividends per common share.................  $    1.24  $    1.20  $    1.20  $    1.13  $    0.96
Cash flows from operating activities............  $  30,332  $  21,429  $  12,828  $   5,650  $   1,977
Cash flows from investing activities............  $(139,052) $(104,057) $ (91,646) $ (51,650) $ (20,493)
Cash flows from financing activities............  $ 109,749  $  82,377  $  79,203  $  44,626  $  17,420
Number of properties owned at period end........         40         34         25         16          9
Aggregate square feet of properties owned at
  period end....................................      5,232      3,988      2,684      1,529        758
Occupancy at period end of properties owned at
  period end....................................         95%        93%        92%        86%        84%

--------------------------

(1) EBITDA is defined as net income before interest, gain on sale of properties, taxes, depreciation and amortization expenses. Because of the Company's REIT status, the Company does not pay income taxes. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

(2) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

    1998 COMPARED TO 1997

    The changes in the income statement in 1998 to 1997 are as follows:

                                                                                 INCREASE
                                                                                (DECREASE)
                                                                            ------------------
Rental and reimbursements.................................................      $   32,749
Interest and other........................................................             486
                                                                                   -------
  Total revenues..........................................................          33,235
                                                                                   -------
Real estate taxes.........................................................           4,932
Other property operating..................................................           9,060
General and administrative................................................           1,579
Interest..................................................................           8,031
Depreciation and amortization.............................................           4,892
                                                                                   -------
Total expenses............................................................          28,494
                                                                                   -------
Income before gain on sale of properties..................................           4,741
Minority interests........................................................             (50)
                                                                                   -------
Net income................................................................           4,691
Income allocated to preferred shares......................................            (163)
                                                                                   -------
Net income applicable to common shares....................................      $    4,528
                                                                                   -------
                                                                                   -------

    During 1998, the Company acquired six properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In 1997, the Company acquired nine properties, and in 1998 a full year of operations of these properties has been included in the Company's financial statements. In analyzing the 1998 operating results of the Company, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 1997 are due principally to: (i) the addition of operating results from properties acquired in 1998 from the dates of their respective acquisitions, (ii) the addition of a full year's operating results in 1998 of properties acquired in 1997 compared to the partial year's operating results from the dates of their respective acquisitions in 1997 and (iii) improved operations of properties during 1998 compared to 1997. A summary of these changes as they impact rental and reimbursement income, real estate taxes and other property operating expenses for 1998 follows:

                                                    RENTAL AND                 OTHER PROPERTY
                                                  REIMBURSEMENT   REAL ESTATE     OPERATING
                                                      INCOME         TAXES        EXPENSES
                                                  --------------  -----------  ---------------
Increase due to 1998 acquisitions...............    $   14,991     $   2,023      $   4,673
Increase due to inclusion of full year of
  properties acquired in 1997...................        15,383         2,525          4,256
Property dispositions in 1998...................          (179)          (15)           (25)
Improved operations in 1998 compared to 1997....         2,554           399            156
                                                       -------    -----------        ------
                                                    $   32,949     $   4,932      $   9,060
                                                       -------    -----------        ------
                                                       -------    -----------        ------

    Interest expense increased by $8,031 in 1998 compared to 1997 as the Company had increased amounts of outstanding indebtedness during 1998 compared with 1997. This indebtedness was incurred to finance the acquisition of properties acquired during 1998.

    General and administrative expenses increased by $1,579 due to one-time costs associated with the conversion to a trust ($307), non-recurring costs associated with acquisitions not completed ($56), legal fees associated with acquisitions not completed ($51), increased compensation costs in 1998 ($820), increases in costs associated with shareholder relations ($150) and increases in other costs due to the increased size of the company ($195).

    Depreciation and amortization increased in 1998 by $4,892 as the Company incurred these expenses on 40 properties as of December 31, 1998 as compared to 34 properties as of December 31, 1997.

    1997 COMPARED TO 1996

    The changes in the income statement items in 1997 compared to 1996 are as follows:

                                                                                 INCREASE
                                                                                (DECREASE)
                                                                            ------------------
Rental and reimbursements.................................................      $   21,856
Interest and other........................................................             575
                                                                                   -------
  Total revenues..........................................................          22,431
                                                                                   -------
Real estate taxes.........................................................           3,748
Other property operating..................................................           5,410
General and administrative................................................           1,137
Interest..................................................................             530
Depreciation and amortization.............................................           4,199
                                                                                   -------
Total expenses............................................................          15,024
                                                                                   -------
Income before gain on sale of properties and allocation to minority
  interests...............................................................           7,407
Gain on sale of properties................................................          (3,140)
Minority interests........................................................             (11)
                                                                                   -------
Net income................................................................      $    4,256
                                                                                   -------
                                                                                   -------

    During 1997, the Company acquired nine properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In 1996, the Company acquired ten properties, and in 1997 a full year of operations of these properties has been included in the Company's financial statements. In analyzing the 1997 operating results of the Company, the changes in rental income, real estate taxes, and other property operating expenses from 1996 are due principally to: (i) the addition of operating results from properties acquired in 1997 from the dates of their respective acquisitions, (ii) the addition of a full year's operating results in 1997 of properties acquired in 1996 compared to the partial year's operating results from the dates of their respective acquisitions in 1996 and
(iii) improved operations of properties during 1997 compared to 1996. A summary of these changes as they impact rental and reimbursement income, real estate taxes and other property operating expenses for 1997 follows:

                                                    RENTAL AND                 OTHER PROPERTY
                                                  REIMBURSEMENT   REAL ESTATE     OPERATING
                                                      INCOME         TAXES        EXPENSES
                                                  --------------  -----------  ---------------
Increase due to 1997 acquisitions...............    $    4,315     $     743      $   1,032
Increase due to inclusion of full year of
  properties acquired in 1996...................        17,717         2,957          4,280
Property dispositions in 1996...................        (1,695)         (160)          (446)
Improved operations in 1997 compared to 1996....         1,519           208            544
                                                       -------    -----------        ------
                                                    $   21,856     $   3,748      $   5,410
                                                       -------    -----------        ------
                                                       -------    -----------        ------

    Interest expense increased by $530 in 1997 compared to 1996 as the Company increased amounts of outstanding short-term indebtedness during 1997 compared with 1996. This indebtedness was incurred to finance the acquisition of properties acquired in 1997.

    General and administrative expenses increased by $1,137 due to an increase in compensation costs as the Company hired additional employees in 1997 ($735), one-time costs associated with the hiring of the Company's president ($191), increased franchise taxes ($80), and increased administrative costs related to the increase in employees ($131).

    Depreciation and amortization increased in 1997 by $4,199 as the Company incurred these expenses on 34 properties as of December 31, 1997 as compared to 25 properties as of December 31, 1996.

    Gain on sale decreased by $3,140, as the Company did not sell any properties in 1997 as compared to two dispositions in 1996.

FORWARD-LOOKING STATEMENTS

    Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, increased competition for acquisition of new properties, unanticipated expenses and delays in acquiring properties or increasing occupancy rates and regional economic and business conditions.

LIQUIDITY AND CAPITAL RESOURCES

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

    The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through additional borrowings on its existing $150,000 unsecured line of credit, which matures in April 2001.

    In 1998 the Company completed approximately $142,000 of property acquisitions. The ability of the Company to continue to make acquisitions at this pace is predicated upon the Company's ability to access the public and private equity and debt markets at acceptable prices and rates. In light of the recent market pricing of the Company's common shares, the Company expects its acquisition activity will be reduced.

    The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or additional equity securities in the Company, and targeted property dispositions.

    Pursuant to its previously announced share repurchase program, the Company has purchased (as of December 31, 1998) 721,400 of its common shares at a cost of $10,931. Funds for the purchases came from borrowings on its unsecured line of credit and working capital.

    On July 17, 1998, the Company's Board of Trustees approved a plan to sell six properties. These properties include five office properties and one industrial building. The specific properties, all in suburban Chicago, are:

PROPERTY                                                                         LOCATION
--------------------------------------------------------------------------  ------------------
565 Lakeview Parkway......................................................  Vernon Hills
2800 River Road...........................................................  Des Plaines
1251 Plum Grove Road......................................................  Schaumburg
Kensington Corporate Center...............................................  Mount Prospect
Court Office Center.......................................................  Markham
1675 Holmes Road..........................................................  Elgin

    The Company expects to generate proceeds from the sale of these assets in the range of $30,000 to $35,000, and formally commenced marketing efforts in September 1998. These proposed dispositions are consistent with the Company's strategy to seek to enhance shareholder value in part through strategic dispositions. The Company currently plans to use the proceeds from the sale to reduce outstanding balance of its unsecured credit facility, to acquire additional investment properties, and for working capital.

    At December 31, 1998, the Company has committed to fund $4,200 for the renovation of its Ann Arbor, Michigan property. The Company also has committed to acquire, upon completion, an office building under construction in Pewaukee, Wisconsin for a maximum contract price of $11,400. The Company expects to close this acquisition in November 1999. At December 31, 1998, the Company had approximately $65,700 available to borrow on its unsecured credit facility.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

YEAR 2000 ISSUES AND STATUS

    The Company recognizes the importance of the Year 2000 issues and has initiated a program of evaluation, remediating and testing the systems and equipment serving its businesses for Year 2000 readiness. The Company is also assessing the readiness of external parties, including its suppliers, vendors, bankers, insurers and other service providers as well as its tenants. The evaluation phase is intended to determine the readiness of internal systems and equipment as well as the readiness of third parties. The remediation phase includes computer software, hardware and operating equipment as well as identifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems which are modified.

    Amounts incurred to date for remediation costs have not been material. The current status of the Company's state of readiness and expected completion dates for evaluation, remediation and testing related to Year 2000 issues are summarized below:

    FINANCIAL SOFTWARE: The evaluation of its financial software is 100% complete and since the Company believes this software is Year 2000 compliant, no remediation is required. The Company has not yet tested whether the financial items are in fact Year 2000 compliant but expects to begin such testing in the second quarter of 1999. Costs associated with the testing phase will not be material.

    NETWORKING SOFTWARE: The Company operates its internal computer network on a product that is not Year 2000 compliant. The Company has ordered an upgrade to this product as well as the necessary hardware to compliment the software upgrade. The Company initiated training of its employees for this software upgrade in the third quarter of 1998. The software and hardware upgrade is expected to be installed and tested during the first quarter of 1999. Total costs associated with this effort are anticipated to be $50 (including $15 for the hardware).

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

    The Company has identified several building systems that need to be upgraded in its properties for Year 2000 issues. Total costs for the upgrades, which are expected to occur in 1999, are expected to be $250.

    TENANTS: The Company is developing a plan to contact its tenants in inquire as to whether the tenant's accounts payable systems will be able make required payments for the Year 2000 on a timely basis. The Company expects to complete its evaluation of this issue by June 1999 and to develop contingency plans, if necessary, beginning in July of 1999.

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

STATEMENTS OF CASH FLOWS

    1998 COMPARED TO 1997

    Cash provided by operating activities increased by $8,903, as the Company owned 40 properties during 1998 as compared to 34 properties during 1997.

    Cash used by investing activities increased by $34,995 primarily as properties purchased increased by $31,165 and property additions increased by $5,440.

    Cash provided by financing activities increased by $27,372 million primarily as net proceeds from share sales decreased by $36,275, distributions increased by $4,235, purchase of treasury shares increased by $10,931, and the proceeds from bank and mortgage loans (net of repayments) increased by $80,093.

    1997 COMPARED TO 1996

    Cash provided by operating activities increased by $8,601, as the Company owned 34 properties during 1997 compared to 25 properties during 1996.

    Cash used by investing activities increased by $12,411 primarily as the Company had property sales proceeds of $11,707 in 1996 compared to none in 1997.

    Cash provided by financing activities increased by $3,174 as net proceeds from share sales increased by $44,039, proceeds from loans increased by $60,876, repayments of loans increased by $92,683, distributions paid increased by $9,897, and payment of deferred financing costs decreased by $724.

ITEM 7(A)--MARKET RISK (DOLLARS IN THOUSANDS)

    The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

    The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

    The Company's variable rate debt bears interest at LIBOR plus 1% to 1.3% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. At December 31, 1998, the Company has not hedged (i.e. fixed the interest rate) on its variable rate debt. The Company may, in the future, enter into interest rate swaps, interest rate caps, or other derivative financial instruments to fix interest rates on its variable rate debt. The Company generally operates with variable rate debt representing less than 50% of total long-term debt.

    At December 31, 1998, the Company had $104,532 of fixed rate debt outstanding at an average rate of 6.92%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

    In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 54% of its long-term debt outstanding at December 31, 1998 at fixed rates. The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

    A tabular presentation of interest rate sensitivity is as follows:

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                             AVERAGE INTEREST RATE

                                                      1999       2000       2001       2002       2003     THEREAFTER
                                                    ---------  ---------  ---------  ---------  ---------  -----------
Liabilities:
Fixed Rate
  Mortgage loans payable..........................  $   2,390  $   2,566  $   2,749  $   2,947  $  13,964   $  79,916
  Average interest rate...........................       7.00%      7.00%      7.01%      7.01%      7.06%       6.97%
Variable Rate
  Bank loan payable...............................                        $  84,291
  Average interest rate(1)
  Bonds payable...................................  $     250        280        310        340        375       3,245
  Average interest rate...........................        (2)        (2)        (2)        (2)        (2)         (2)

------------------------

(1) The current interest rate on this debt is LIBOR + 1.3%.

(2) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate in 1998 was 5.3%.

ITEM 8--FINANCIAL STATEMENTS

    The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on Page F-1.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10--TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding trustees of the Company will be set forth under the caption "Election of Trustees" in the Company's proxy statement related to the Company's 1999 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I as required by Instruction 3 of
Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION.

    Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation--Compensation Committee Report on Executive Compensation" and "Executive Compensation--Performance Graph," is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding any disclosable relationships and related transactions of directors and executive officers will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. See Index to Financial Statements.

   2. See Index to Financial Statements.

       All other schedules are not submitted because the required criteria have not been met, or because the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits:

EXHIBIT
NUMBER                                             DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
      3.1  Amended and Restated Declaration of Trust of the Company as filed with the Maryland State Department of
           Assessments and Taxation on July 27, 1998 (incorporated by reference to Appendix B to the Proxy
           Statement/Prospectus that is part of the Company's Registration Statement on Form S-4 (File No.
           333-56167) (the "S-4")).

      3.2  Articles Supplementary regarding the Company's 9 3/4% Cumulative Redeemable Preferred Shares of
           Beneficial Interest, $.01 par value per share (the "Series A Preferred Shares"), as filed with the
           Maryland State Department of Assessments and Taxation on December 17, 1998 (incorporated by reference to
           Exhibit 1 to the Company's Form 8-A Registration Statement (File No. 1-14307) filed with the Securities and Exchange Commission on December 16, 1998 (the "December 1998 8-A")).

      3.3  Bylaws of the Company (incorporated by reference to Appendix C to the Proxy Statement/ Prospectus that is part of the S-4).

      4.1  Specimen of certificate representing the Company's Common Shares of Beneficial Interest, $.01 par value per share (incorporated by reference to Exhibit 4.2 in the Company's Form 8-A Registration Statement
           filed with the Securities and Exchange Commission on July 16, 1998).

      4.2  Specimen of certificate representing the Series A Preferred Shares (incorporated by reference to Exhibit
           4 to the December 1998 8-A).

      4.3  Unsecured Revolving Credit Agreement dated April 6, 1998 with Bank of America National Trust and Savings
           Association, as lender and administrative agent, The First National Bank of Chicago, as lender and documentation agent, Dresdner Bank AG, New York and Grand Cayman branches, as lender and co-agent, U.S.
           Bank National Association, as lender and co-agent, and LaSalle National Bank, as lender and co-agent
           (the "Unsecured Revolving Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Company's
           Current Report on Form 8-K dated April 17, 1998 filed with the Securities and Exchange Commission on
           April 20, 1998)).

EXHIBIT
NUMBER                                             DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
      4.4  First Amendment to the Unsecured Revolving Credit Agreement, dated June 19, 1998.

      4.5  Second Amendment to the Unsecured Revolving Credit Agreement, dated December 16, 1998.

      4.6  Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc.,
           (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the
           Securities and Exchange Commission on December 9, 1998).

     10.1  Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996
           (the "Partnership Agreement") (incorporated by reference to Exhibit 5 to the Company's Current Report on
           Form 8-K dated January 14, 1997).

     10.2  First Amendment to the Partnership Agreement dated February 6, 1997 (incorporated by reference to
           Exhibit 10.3 to the Company's Registration Statement on Form S-11 (File No. 333-22619) (the "S-11")).

     10.3  Second Amendment to the Partnership Agreement, dated February 10, 1997.

     10.4  Third Amendment to the Partnership Agreement, dated May 22, 1998.

     10.5  Fourth Amendment to the Partnership Agreement, dated December 23, 1998 (incorporated by reference to
           Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).

    *10.6  1997 Equity and Performance Incentive Plan (the "Employee Plan")(incorporated by reference to Exhibit
           4.4 to the Company's Post-Effective Amendment No.1 to Form S-8 Registration Statement (File No.
           333-56619)).

    *10.7  Form of Option Agreement for use in connection with options granted under the Employee Plan; Richard A.
           May, Patrick R. Hunt, Richard L. Rasley, James Hicks, and Raymond Braun entered into agreements in 1998 that evidenced an option to purchase 34,700, 31,950, 19,450, 19,450, and 19,450 Common Shares,
           respectively.

    *10.8  Amended and Restated Option Plan for Independent Trustees (the "Trustee Plan") dated July 2, 1992, as amended.")(incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No.1 to
           Form S-8 Registration Statement (File No. 333-56617)).

    *10.9  Form of Non-Qualified Stock Option Certificate for use in connection with options granted under the
           Trustee Plan; James J. Brinkerhoff, Daniel E. Josephs, Daniel P. Kearney, Edward Lowenthal and Donald E.
           Phillips were each issued certificates dated December 31, 1998 that evidenced an option to purchase
           5,000 Common Shares.

   *10.10  Form of Employment Agreement dated July 17, 1998 for Richard A. May and Patrick R. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
           30, 1998).

   *10.11  Form of Employment Agreement dated July 17, 1998 for Raymond M. Braun, James Hicks and Richard L. Rasley
           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998).

   *10.12  Form of Change in Control Agreement dated July 17, 1998 for Kim S. Mills and Edith M. Scurto
           (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998).

   *10.13  Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the
           Company's Form 10/A Registration Statement filed with the Securities and Exchange Commission on January
           9, 1997).

EXHIBIT
NUMBER                                             DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
   *10.14  Form of Limited Purpose Employee Loan Program Promissory Note for use in connection with limited purpose employee loans. Richard A. May, Patrick R. Hunt, Richard L. Rasley and James Hicks borrowed $2,832,756,
           $1,274,648, $1,264,000 and $52,000, respectively, during 1998.

    10.15  Indemnification Escrow Agreement dated April 1, 1996 between the Company, Richard A. May, Richard L.
           Rasley, Tim A. Grodrian and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.8 to the Company's Form 10 Registration Statement filed with the Commission on
           April 26, 1996).

   *10.16  Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).

     21.1  Subsidiaries of the Company

     23.1  Consent of Independent Auditors

     24.1  Power of Attorney (set forth on the signature page hereof).

     27.1  Financial Data Schedule

*   Notes Management contract or compensation plan or arrangement.

------------------------

(b) Reports on Form 8-K:

    During the fourth quarter ended December 31, 1998, the Company filed the following reports on Form 8-K.

    Report on Form 8-K dated December 9, 1998 reporting the following item:

    Item 5. Other Events

    Report on Form 8-K dated December 23, 1998 reporting the following item:

    Item 5. Other Events

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 18th day of March, 1999.

                                GREAT LAKES REIT, INC.

                                By:              /s/ RICHARD A. MAY
                                     -----------------------------------------
                                                   Richard A. May
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 18th day of March, 1999.

                                          TITLE
                                --------------------------

                                Chairman of the Board of
      /s/ RICHARD A. MAY          Directors and Chief
------------------------------    Executive Officer
        Richard A. May            (Principal Executive
                                  Officer)

    /s/ RICHARD L. RASLEY       Executive Vice President,
------------------------------    Secretary and Co-General
      Richard L. Rasley           Counsel

                                Senior Vice
                                  President-Finance, Chief
       /s/ JAMES HICKS            Financial Officer and
------------------------------    Treasurer (Principal
         James Hicks              Financial Officer and
                                  Principal Accounting
                                  Officer)

   /s/ JAMES J. BRINKERHOFF
------------------------------  Director
     James J. Brinkerhoff

    /s/ DANIEL E. JOSEPHS
------------------------------  Director
      Daniel E. Josephs

    /s/ DANIEL P. KEARNEY
------------------------------  Director
      Daniel P. Kearney

     /s/ EDWARD LOWENTHAL
------------------------------  Director
       Edward Lowenthal

    /s/ DONALD E. PHILLIPS
------------------------------  Director
      Donald E. Phillips

                                GREAT LAKES REIT
                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))

Financial Statements

        Report of Independent Auditors................................................        F-2

        Consolidated Balance Sheets as of December 31, 1998 and 1997..................        F-3

        Consolidated Statements of Income for the years ended December 31, 1998, 1997
        and 1996......................................................................         F4

        Consolidated Statements of Changes in Shareholders' Equity for the years ended
        December 31, 1998, 1997 and 1996..............................................        F-5

        Consolidated Statements of Cash Flows for the years ended December 31, 1998,
        1997 and 1996.................................................................        F-6

        Notes to Consolidated Financial Statements....................................        F-7

Financial Statement Schedules

        Schedule III--Real Estate and Accumulated Depreciation as of December 31,
        1998..........................................................................        S-1

Schedules, other than as listed above, are omitted for the reason that they are not applicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Great Lakes REIT

    We have audited the accompanying consolidated balance sheets of Great Lakes REIT as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Chicago, Illinois
January 29, 1999

                                GREAT LAKES REIT
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
Properties:
Land......................................................................................  $   60,960  $   46,044
Buildings, improvements, and equipment....................................................     388,068     251,353
                                                                                            ----------  ----------
                                                                                               449,028     297,397
Less accumulated depreciation.............................................................      22,166      11,456
                                                                                            ----------  ----------
                                                                                               426,862     285,941
Cash and cash equivalents.................................................................       2,466       1,437
Real estate tax escrows...................................................................         619         332
Rents receivable..........................................................................       5,021       3,279
Deferred financing and leasing costs, net of accumulated amortization.....................       6,067       3,444
Goodwill, net of accumulated amortization.................................................       1,284       1,359
Other assets..............................................................................       1,370       1,345
                                                                                            ----------  ----------
Total assets..............................................................................  $  443,689  $  297,137
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Bank loan payable.........................................................................  $   84,291  $   72,500
Mortgage loans payable....................................................................     104,532      17,568
Bonds payable.............................................................................       4,800       5,030
Accounts payable and accrued liabilities..................................................       4,338       3,151
Accrued real estate taxes.................................................................      11,149       7,777
Prepaid rent..............................................................................       3,220       2,781
Security deposits.........................................................................       1,107         925
                                                                                            ----------  ----------
Total liabilities.........................................................................     213,437     109,732
                                                                                            ----------  ----------
Minority interests........................................................................       1,165         313
                                                                                            ----------  ----------
Commitments and contingencies
Preferred shares of beneficial interest ($0.01 par value, 10,000,000 shares authorized;
  1,500,000 9 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share
  Liquidation Preference, issued and outstanding in 1998).................................      37,500
Common shares of beneficial interest ($0.01 par value, 60,000,000 shares authorized;
  17,513,578 and 15,862,811 shares issued in 1998 and 1997, respectively).................         175         159
Paid-in-capital...........................................................................     223,414     196,431
Retained earnings (deficit)...............................................................      (8,790)     (4,501)
Employee share loans......................................................................     (11,967)     (4,654)
Deferred compensation.....................................................................         (44)        (73)
Treasury shares, at cost (743,184 and 21,784 shares in 1998 and 1997, respectively).......     (11,201)       (270)
                                                                                            ----------  ----------
Total shareholders' equity................................................................     229,087     187,092
                                                                                            ----------  ----------
Total liabilities and shareholders' equity................................................  $  443,689  $  297,137
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                                GREAT LAKES REIT

                       CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  ------------
REVENUES:
Rental...............................................................  $      62,527  $      36,231  $     20,249
Reimbursements.......................................................         17,141         10,688         4,814
Interest and other...................................................          1,230            744           169
                                                                       -------------  -------------  ------------
Total revenues.......................................................         80,898         47,663        25,232
                                                                       -------------  -------------  ------------
EXPENSES:
Real estate taxes....................................................         12,634          7,702         3,954
Other property operating.............................................         21,018         11,958         6,548
General and administrative...........................................          4,958          3,379         2,242
Interest.............................................................         12,339          4,308         3,778
Depreciation and amortization........................................         13,092          8,200         4,001
                                                                       -------------  -------------  ------------
Total expenses.......................................................         64,041         35,547        20,523
                                                                       -------------  -------------  ------------
Income before gain on sale of properties.............................         16,857         12,116         4,709
Gain on sale of properties...........................................                                       3,140
                                                                       -------------  -------------  ------------
Income before allocation to minority interests.......................         16,857         12,116         7,849
Minority interests...................................................             61             11
                                                                       -------------  -------------  ------------
Net income...........................................................         16,796         12,105         7,849
Income allocated to preferred shares.................................            163
                                                                       -------------  -------------  ------------
Net income applicable to common shares...............................  $      16,633  $      12,105  $      7,849
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Earnings per common share--basic.....................................  $        0.99  $        0.92  $       1.33
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Weighted average common shares outstanding--basic....................     16,793,410     13,140,124     5,884,708
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Diluted earnings per common share....................................  $        0.98  $        0.91  $       1.32
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Weighted average common shares outstanding--diluted..................     16,974,311     13,304,540     5,927,208
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                GREAT LAKES REIT

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                             (DOLLARS IN THOUSANDS)

                                                                                  1998        1997       1996
                                                                               ----------  ----------  ---------
PREFERRED SHARES
Balance at beginning of period...............................................  $           $        2  $
Cancellation of preferred shares.............................................                      (2)        --
Proceeds from the sale of preferred shares...................................      37,500                      2
                                                                               ----------  ----------  ---------
Balance at end of period.....................................................      37,500                      2
                                                                               ----------  ----------  ---------
COMMON SHARES
Balance at beginning of period...............................................         159          88         45
Net proceeds from the sale of common shares..................................          11          66         39
Exercise of share options....................................................           5           4          3
Restricted share awards......................................................
Issuance of shares for acquisitions..........................................                       1          1
                                                                               ----------  ----------  ---------
Balance at end of period.....................................................         175         159         88
                                                                               ----------  ----------  ---------
PAID-IN CAPITAL
Balance at beginning of period...............................................     196,431      98,096     45,861
Net proceeds from the sale of common shares..................................      21,009      92,940     47,378
Preferred share offering costs...............................................      (1,349)
Exercise of common share options.............................................       7,323       3,860      3,247
Restricted common share awards...............................................                                480
Issuance of common shares for acquisitions...................................                   1,535      1,130
                                                                               ----------  ----------  ---------
Balance at end of period.....................................................     223,414     196,431     98,096
                                                                               ----------  ----------  ---------
RETAINED EARNINGS (DEFICIT)
Balance at beginning of period...............................................      (4,501)        177       (786)
Net income...................................................................      16,796      12,105      7,849
Distributions/dividends......................................................     (21,085)    (16,783)    (6,886)
                                                                               ----------  ----------  ---------
Balance at end of period.....................................................      (8,790)     (4,501)       177
                                                                               ----------  ----------  ---------
EMPLOYEE SHARE LOANS
Balance at beginning of period...............................................      (4,654)     (1,247)
Exercise of common share options.............................................      (7,313)     (3,407)    (1,247)
                                                                               ----------  ----------  ---------
Balance at end of period.....................................................     (11,967)     (4,654)    (1,247)
                                                                               ----------  ----------  ---------
DEFERRED COMPENSATION
Balance at beginning of period...............................................         (73)       (251)
Restricted common share award................................................                               (480)
Amortization of deferred compensation........................................          29         178        229
                                                                               ----------  ----------  ---------
Balance at end of period.....................................................         (44)        (73)      (251)
                                                                               ----------  ----------  ---------
TREASURY SHARES
Balance at beginning of period...............................................        (270)       (270)      (155)
Purchase of treasury shares..................................................     (10,931)                  (115)
                                                                               ----------  ----------  ---------
Balance at end of period.....................................................     (11,201)       (270)      (270)
                                                                               ----------  ----------  ---------
TOTAL SHAREHOLDERS' EQUITY...................................................  $  229,087  $  187,092  $  96,595
                                                                               ----------  ----------  ---------
                                                                               ----------  ----------  ---------

   The accompanying notes are an integral part of these financial statements.

                                GREAT LAKES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................  $   16,796  $   12,105  $   7,849
Adjustments to reconcile net income to cash flows from operating activities:
  Depreciation and amortization.................................................      13,092       8,200      4,001
  Gain on sale of properties....................................................                             (3,140)
  Other non cash items..........................................................          90         178        229
Net changes in assets and liabilities:
  Rents receivable..............................................................      (1,742)     (1,148)      (847)
  Real estate tax escrows and other assets......................................        (312)        421        294
  Accounts payable, accrued expenses and other liabilities......................       1,645       1,151      3,513
  Accrued real estate taxes.....................................................       3,372       2,354      2,223
  Payment of deferred leasing costs.............................................      (2,609)     (1,832)    (1,294)
                                                                                  ----------  ----------  ---------
Net cash provided by operating activities.......................................      30,332      21,429     12,828
                                                                                  ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties..........................................................    (128,923)    (97,758)   (97,563)
Additions to buildings, improvements and equipment..............................     (11,439)     (5,999)    (6,305)
Proceeds from property sales, net...............................................                             11,707
Other investing activities......................................................       1,310        (300)       515
                                                                                  ----------  ----------  ---------
Net cash used by investing activities...........................................    (139,052)   (104,057)   (91,646)
                                                                                  ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred shares...............................      60,000     101,603     50,271
Payment of share offering costs.................................................      (2,829)     (8,599)    (2,852)
Proceeds from exercise of share options.........................................          15         457      2,003
Proceeds from bank and mortgage loans payable...................................     264,035     100,425     39,549
Distributions / dividends.......................................................     (20,922)    (16,783)    (6,886)
Distributions to minority interests.............................................         (96)
Purchase of treasury shares.....................................................     (10,931)                  (115)
Payment of bank and mortgage loans and bonds....................................    (177,945)    (94,428)    (1,745)
Payment of deferred financing costs.............................................      (1,578)       (298)    (1,022)
                                                                                  ----------  ----------  ---------
Net cash provided by financing activities.......................................     109,749      82,377     79,203
                                                                                  ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................       1,029        (251)       385
Cash and cash equivalents, beginning of year....................................       1,437       1,688      1,303
                                                                                  ----------  ----------  ---------
Cash and cash equivalents, end of year..........................................  $    2,466  $    1,437  $   1,688
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Supplemental disclosure of cash flow:
Interest paid...................................................................  $   12,165  $    4,136  $   3,542
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

Non cash financing transactions:
Issuance of common shares for acquisition of Advisor............................                          $   1,350
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Restricted common share awards..................................................                          $     480
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Employee share loans............................................................  $    7,313  $    3,407  $   1,247
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Issuance of common shares and units to acquire properties.......................  $      887  $    1,536
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Mortgages assumed to acquire properties.........................................  $   12,435  $    2,989
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Preferred dividends payable.....................................................  $      163
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF ACTIVITIES

    Great Lakes REIT, (the "Company"), was formed in 1992 to invest in income-producing real property. In 1998, the Company changed its form of organization from a Maryland corporation to a Maryland real estate investment trust. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and industrial properties primarily located in the Midwest. At December 31, 1998, the Company owned and operated 40 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office and industrial space to over 550 tenants in a variety of businesses.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

    PROPERTIES

    Costs incurred for the acquisition, development, construction and improvement of properties are capitalized. Certain costs of yet-to-be acquired properties, including deposits and professional fees, are capitalized as other assets. These costs are subsequently capitalized as property acquisition costs or charged to expense when it becomes apparent that acquisition of a particular property is not probable. Maintenance and repairs are charged to expense when incurred.

    Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 1998, 1997 and 1996, depreciation expense amounted to $11,453, $6,463, and $3,169, respectively.

    The Company recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

    DEFERRED COSTS

    Deferred costs consist principally of financing fees and leasing commissions that are amortized over the terms of the respective agreements.

    REVENUE RECOGNITION

    Minimum rentals are recognized on a straight-line basis over the term of the related leases. Deferred rents receivable at December 31, 1998 was $4,437. Additional rents from expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, the Company had $2,449 and $1,412, respectively, in a money market fund.

    INCOME TAXES

    The Company has elected to be treated as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute to shareholders at least 95% of its taxable income and to meet certain asset and income tests as well as certain other requirements. Accordingly, no provision for income taxes has been reflected in the financial statements.

    As of December 31, 1998, properties, rents receivable, goodwill and prepaid rent have a federal income tax basis of approximately $432,625, $584, $-0- and $-0-, respectively.

    SHARE OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amounts reported for cash and cash equivalents in the accompanying consolidated balance sheets approximate its fair value. The carrying amount of the Company's long-term debt approximates its fair value at December 31, 1998 and 1997 based upon (a) the fixed interest rates on mortgage loans payable are comparable to interest rates offered in the market as of the respective balance sheet dates and (b) the variable interest rate debt has terms comparable to those currently offered.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain accounts in 1997 have been reclassified to conform with the 1998 presentation. Such reclassifications did not effect the results of operations.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. DEFERRED COSTS

    Deferred costs consisted of the following at December 31, 1998 and 1997:

                                                                               1998       1997
                                                                             ---------  ---------
Deferred financing costs...................................................  $   3,017  $   1,439
Deferred leasing costs.....................................................      6,499      4,072
                                                                             ---------  ---------
                                                                                 9,516      5,511
Less accumulated amortization..............................................      3,449      2,067
                                                                             ---------  ---------
                                                                             $   6,067  $   3,444
                                                                             ---------  ---------
                                                                             ---------  ---------

    During the years ended December 31, 1998, 1997 and 1996, amortization of financing costs was $574, $1,099, and $427, respectively, and amortization of leasing costs was $990, $563, and $348, respectively.

3. LONG-TERM DEBT

    Mortgage loans payable aggregated $104,532 and $17,568 at December 31, 1998 and 1997, respectively. The mortgage loans payable requires monthly payments of principal and interest. Interest rates at December 31, 1998, ranged from 6.83% to 8.95%.

    The Company has obtained a bank letter of credit to secure repayment of the bonds payable in an amount of approximately $4,900. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on the property. The interest rate on the bonds (4.1% per annum at December 31, 1998) is reset weekly by the bond placement agent.

    The Company has a $150,000 unsecured bank credit facility with a maturity date of April 2001. The unsecured credit facility bears interest at LIBOR plus 1.0% to 1.3% depending on overall company leverage (6.8625% at December 31, 1998).

    The following is a summary of principal maturities of mortgage loans, bank loan and bonds payable:

YEAR ENDING DECEMBER 31,                                                    AMOUNT
-------------------------------------------------------------------------  ---------
1999.....................................................................  $   2,640
2000.....................................................................      2,846
2001.....................................................................     87,350
2002.....................................................................      3,288
2003.....................................................................     14,340
Thereafter...............................................................     83,159

    At December 31, 1998, properties with a carrying amount of approximately $144,000 were pledged as collateral under the various debt agreements.

4. SHARE OPTIONS

    The Company has a share option plan that provides for the granting of options on common shares to non-employee directors. At December 31, 1998, options on 105,590 shares were available for future grant.

    In 1997, the Company adopted the 1997 Equity and Performance Incentive Plan (the "1997 Plan") which superseded the Company's prior plan. The 1997 Plan provides that 2,250,000 common shares of

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SHARE OPTIONS (CONTINUED)
beneficial interest were reserved for issue to key employees. At December 31, 1998, 573,100 shares were available for future grant under the 1997 Plan.

    For options granted in 1998, 1997 and 1996, the exercise prices at the dates of grant were equal to or greater than the fair value of the Company's shares.

    A summary of the Company's share option activity and related information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                            WTD. AVG. PRICE PER
                                                                                SHARES             SHARE
                                                                              ----------  -----------------------
Balance 1/1/96..............................................................     735,576         $   11.02
Granted.....................................................................     170,424         $   12.76
Exercised...................................................................     304,372         $   10.68
                                                                              ----------
Outstanding at 1/1/97.......................................................     601,628         $   11.69
Granted.....................................................................   1,343,000         $   16.52
Exercised...................................................................     370,725         $   11.30
                                                                              ----------
Outstanding at 1/1/98.......................................................   1,573,903         $   15.91
Granted.....................................................................     289,900         $   16.21
Exercised...................................................................     472,358         $   15.78
Cancelled...................................................................       3,000         $   16.00
                                                                              ----------
Outstanding at 12/31/98.....................................................   1,388,445         $   16.03
Exercisable at 12/31/96.....................................................     507,628         $   11.45
Exercisable at 12/31/97.....................................................     779,847         $   15.29
Exercisable at 12/31/98.....................................................   1,104,010         $   15.84

    The weighted average fair value of options granted in 1998 where the share price equals the exercise price is $3.08. The weighted average fair value of the options granted in 1997 where the share price equals the exercise price is $3.18. The weighted average fair value of options granted in 1997 where the share price is less than the exercise price is $1.43. The weighted average fair value of options granted in 1996 where the share price equals the exercise price is $0.13 per share. The weighted average life of options outstanding at December 31, 1998, was 8.34 years.

    Pro forma information regarding net income and earnings per share is required by FASB Statement 123 "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for options issued in 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.00%; dividend yields of 7.88% to 8.11%; volatility factors of the expected market price of the common shares of 0.394%; and a weighted-average expected life of the options of five years. The fair value of options issued in 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 5.75%; dividend yields of 6.17% to 7.5%; volatility factors of the expected market price of the common shares of 0.341%; and a weighted-average expected life of the options of three years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SHARE OPTIONS (CONTINUED)
require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

    The effects on 1998 and 1997 pro forma net income and pro forma earnings per common share, both basic and diluted, of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows for the years ended December 31, 1998 and 1997:

                                                                            1998       1997
                                                                          ---------  ---------
Pro forma net income....................................................  $  15,902  $  10,568
Pro forma basic earnings per common share...............................  $     .95  $    0.80
Pro forma diluted earnings per common share.............................  $     .94  $    0.79

    The Company has a limited purpose employee loan program whereby employees may borrow a portion of the cost of exercising options on common shares held by the employee. Such loans bear interest at the Company's cost of funds payable quarterly, are recourse to the employees, have a term of five years provided the employee remains employed by the Company, and are secured by a pledge of the common shares acquired by the employee through this program. As of December 31, 1998, employees had acquired approximately 819,000 common shares through this program with outstanding loan amounts of $11,967 due the Company. Such amount is reflected as a reduction of shareholders' equity until the loans are repaid.

5. SHARE OFFERINGS

    In December 1998, the Company sold 1.5 million shares of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. Net proceeds of approximately $36,200 were used to repay a portion of its unsecured credit facility.

    In April 1998, the Company sold 1,184,211 common shares to a newly formed unit investment trust. Net proceeds of approximately $21,000 were used to repay a portion of its unsecured credit facility.

    In May 1997, the Company closed the initial public offering of its common shares. The Company sold 6.55 million common shares at the price of $15.50 per share including shares issued upon exercise of the underwriter's over allotment option. Net proceeds to the Company were approximately $93,000, substantially all of which was used to repay its bank lines of credit and other indebtedness including certain mortgage debt on the Company's properties.

    In February 1997, the Company issued 118,134 common shares with a total value at issuance of $1,536 in connection with the acquisition of the Markham, Illinois and Elgin, Illinois properties.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. SHARE OFFERINGS (CONTINUED)
    In 1996, the Company sold 3,867,000 shares of common shares at $13 per share and issued 210,128 shares of Class A Convertible Preferred Shares. The Company received proceeds of approximately $47,400 (net of offering costs of $2,852) from the sale of these shares. The Class A Convertible Preferred Shares were canceled in 1997.

    In 1996, the Company issued 100,000 common shares valued at $1,350 in connection with the acquisition of Equity Partners Ltd. (the "Advisor"). Two officers of the Company were owners of the Advisor.

6. LEASES

    The Company leases office and industrial properties to tenants under noncancellable operating leases that expire at various dates through 2008. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses. The following is a summary of minimum future rental revenue under noncancellable operating leases:

YEAR ENDING DECEMBER 31,                                        AMOUNT
------------------------------------------------------------  ----------
1999........................................................  $   66,120
2000........................................................      56,858
2001........................................................      43,792
2002........................................................      33,100
2003........................................................      20,121
Thereafter..................................................      29,478
                                                              ----------
                                                              $  249,469
                                                              ----------
                                                              ----------

    Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

7. DISTRIBUTIONS

    The Company declared periodic distributions of $20,922, $16,783, and $6,886, to common shareholders of record during the calendar years 1998, 1997 and 1996, respectively. The Company has determined the common shareholders' treatment for Federal income tax purposes to be as follows:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Ordinary income...............................................  $  18,217  $  14,848  $   6,078
Return of capital.............................................      2,705      1,935        808
                                                                ---------  ---------  ---------
Total.........................................................  $  20,922  $  16,783  $   6,886
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. PROPERTY ACQUISITIONS

    The following properties were acquired in 1998 and 1997 and the results of their operations are included in the consolidated statements of income from their respective dates of acquisition.

                                                                    TOTAL ACQUISITION
                                                                          PRICE
                                                          DATE     --------------------
LOCATION                                                ACQUIRED     1998       1997
------------------------------------------------------  ---------  ---------  ---------
Columbus, Ohio........................................     1/7/98  $  21,949

Milwaukee Center
Milwaukee, WI.........................................    4/15/98     46,794

116 Inverness
Englewood, CO.........................................    5/22/98     20,967

183 Inverness
Englewood, CO.........................................    5/22/98     20,168

Court International I
St. Paul, MN..........................................    7/30/98      9,772

Lisle, Illinois.......................................     9/1/98     18,087

Northfield, Illinois..................................    9/24/98      4,508

Markham, IL...........................................    2/10/97             $   1,263

Elgin, IL.............................................    2/10/97                 3,816

375 Bishop's Way
Brookfield, WI........................................    4/18/97                 4,961

1750 East Golf Road
Schaumburg, IL........................................    9/01/97                19,832

425 Metro Place North
Dublin, OH............................................    9/30/97                 7,159

655 Metro Place South
Dublin, OH............................................    9/30/97                19,640

3455, 3550, 3555 Salt Creek Lane
Arlington Heights, IL.................................   10/10/97                 5,177

Farmington Hills, MI..................................   12/10/97                23,828

Ann Arbor, MI.........................................   12/17/97                16,608

    At December 31, 1998, the Company has committed to fund $4,200 for the renovation of its Ann Arbor, Michigan property. The Company also has committed to acquire, upon completion, an office building under construction in Pewaukee, Wisconsin for a maximum contract price of $11,400.

9. SEGMENT INFORMATION

    The Company has three reportable segments distinguished by property type. The property types are office, with 87% (as measured by square feet) of the Company's overall portfolio, office/service center (11%), and industrial (2%), and are principally located in the Midwest. As of December 31, 1998, the properties were leased to more than 550 tenants, no single tenant accounted for more than 5% of the

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. SEGMENT INFORMATION (CONTINUED)
aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

    The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income--a widely recognized industry measure of a property's performance.

    Following is a summary report of segment information for the years ended December 31, 1998, 1997 and 1996.

                                                                  FOR THE YEARS ENDED
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Revenues
Office...................................................  $   70,479  $   39,413  $   20,524
Office/service center....................................       6,972       5,939       3,627
Industrial...............................................         342         644         221
Deferred rental revenues.................................       1,875         923         692
Interest and other.......................................       1,230         744         168
                                                           ----------  ----------  ----------
  Total..................................................  $   80,898  $   47,663  $   25,232
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Net operating income
Office...................................................  $   39,149  $   21,671  $   11,041
Office/service center....................................       4,771       4,167       2,610
Industrial...............................................         221         498         219
                                                           ----------  ----------  ----------
  Total..................................................  $   44,141  $   26,336  $   13,870
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Depreciation and amortization
Office...................................................  $   11,263  $    6,155  $    2,982
Office/service center....................................       1,105       1,048         601
Industrial...............................................          88         132          35
Other....................................................         636         865         383
                                                           ----------  ----------  ----------
  Total..................................................  $   13,092  $    8,200  $    4,001
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Interest expense
Office...................................................  $   10,902  $    3,226  $    2,853
Office/service center....................................       1,218         799         821
Industrial...............................................         219         283         104
                                                           ----------  ----------  ----------
  Total..................................................  $   12,339  $    4,308  $    3,778
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Additions to properties
Office...................................................  $  152,790  $   97,458  $   89,259
Office/service center....................................         760       6,917      14,367
Industrial...............................................          36       3,838           0
Other....................................................          84          69         243
                                                           ----------  ----------  ----------
  Total..................................................  $  153,670  $  108,282  $  103,869
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. SEGMENT INFORMATION (CONTINUED)

                                                                  FOR THE YEARS ENDED
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Income before gain on sale of properties
Office...................................................  $   16,984  $   12,290  $    5,206
Office/service center....................................       2,448       2,320       1,188
Industrial...............................................         (86)         83          80
Deferred rental revenues.................................       1,875         923         692
Interest and other income................................       1,230         744         168
General and administrative...............................      (4,958)     (3,379)     (2,242)
Other depreciation.......................................        (636)       (865)       (383)
                                                           ----------  ----------  ----------
  Income before gains on sales of properties.............  $   16,857  $   12,116  $    4,709
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Following is a summary of segment assets at December 31, 1998 and 1997.

                                                                          AS OF DECEMBER 31
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Assets
Office................................................................  $  394,607  $  251,221
Office/service center.................................................      31,841      31,978
Industrial............................................................       3,949       5,199
Other.................................................................      13,292       8,739
                                                                        ----------  ----------
Total.................................................................  $  443,689  $  297,137
                                                                        ----------  ----------
                                                                        ----------  ----------

10. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                                               1998          1997         1996
                                                                           ------------  ------------  ----------
Numerator:
Net income allocable to common shareholders..............................  $     16,633  $     12,105  $    7,849
Numerator for basic earnings per common share............................        16,633        12,105       7,849
Minority interests.......................................................            61            11
                                                                           ------------  ------------  ----------
Numerator for diluted earnings per common share..........................  $     16,694  $     12,116  $    7,849
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------
Denominator:
Denominator for basic earnings per common share
Weighted average shares..................................................    16,793,410    13,140,124   5,884,708
Effect of dilutive securities
Convertible operating partnership units..................................        72,497        24,050
Employee share options...................................................       108,404       140,366      42,500
                                                                           ------------  ------------  ----------
Denominator for diluted earnings per common share........................    16,974,311    13,304,540   5,927,208
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------
Basic earnings per common share..........................................  $       0.99  $       0.92  $     1.33
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------
Diluted earnings per common share........................................  $       0.98  $       0.91  $     1.32
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    3/31/98    6/30/98    9/30/98   12/31/98
                                                   ---------  ---------  ---------  ---------
Revenues.........................................  $  16,803  $  19,490  $  21,459  $  23,146
Net income applicable to common shares...........  $   3,968  $   4,161  $   4,248  $   4,256
Basic earnings per common share..................  $    0.25  $    0.24  $    0.25  $    0.25
Diluted earnings per common share................  $    0.25  $    0.24  $    0.24  $    0.25


                                                    3/31/97    6/30/97    9/30/97   12/31/97
                                                   ---------  ---------  ---------  ---------
Revenues.........................................  $  10,643  $  11,074  $  11,817  $  14,129
Net income applicable to common shares...........  $   1,809  $   2,304  $   4,115  $   3,877
Basic earnings per common share..................  $    0.20  $    0.19  $    0.26  $    0.25
Diluted earnings per common share................  $    0.20  $    0.18  $    0.26  $    0.24

12. PRO FORMA INFORMATION (UNAUDITED)

    The following unaudited pro forma summary presents information as if the Company's property acquisitions, property dispositions, and sales of common and preferred shares through December 31, 1998 had occurred at the beginning of each year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                                                                            1998       1997
                                                                          ---------  ---------
Total revenue...........................................................  $  89,068  $  85,347
Net income applicable to common shares..................................  $  15,757  $  14,989
Basic earnings per common share.........................................  $    0.94  $    0.89
Diluted earnings per common share.......................................  $    0.93  $    0.88

                                 SCHEDULE III--
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                             (DOLLARS IN THOUSANDS)

                                                                          COSTS CAPITALIZED SUBSEQUENT
                                                                                                         GROSS AMOUNT AT WHICH
                                                                           SUBSEQUENT TO ACQUISITION    CARRIED AT DECEMBER 31,
                                       INITIAL COST TO THE COMPANY                                                1998
                                 ---------------------------------------  ----------------------------  ------------------------
                                             (000'S OMITTED)                    (000'S OMITTED)             (000'S OMITTED)
                                                            BUILDINGS &                  BUILDINGS &                BUILDINGS &
                                  ENCUMBRANCE     LAND     IMPROVEMENTS      LAND       IMPROVEMENTS      LAND     IMPROVEMENTS
                                 -------------  ---------  -------------     -----     ---------------  ---------  -------------
1900 East Golf Road                       --    $   3,800    $  20,212            --      $   1,549     $   3,800    $  21,761
Schaumburg, IL
1750 East Golf Road                       --    $   2,300    $  17,532                    $     498     $   2,300    $  18,105
Schaumburg, IL
160-185 Hansen Court                      --    $   2,100    $   3,210            --      $   1,461     $   2,100    $   4,671
Wood Dale, IL
3455, 3550, 3555 Salt Creek
Lane                                      --    $     850    $   4,327                    $      28     $     850    $   4,361
Arlington Heights, IL
601 Campus Drive                          (B)   $     900    $   2,264            --      $   1,060     $     900    $   3,324
Arlington Heights, IL
1251 Plum Grove Road                      --    $     373    $     708            --      $     587     $     373    $   1,295
Schaumburg, IL
1011 Touhy Avenue                         --    $     720    $   3,932            --      $   2,742     $     720    $   6,674
Des Plaines, IL
2800 River Road                           --    $   1,300    $   3,461            --      $     805     $   1,300    $   4,266
Des Plaines, IL
1660 Feehanville Drive                    --    $   1,100    $   4,303            --      $     595     $   1,100    $   4,899
Mount Prospect, IL
565 Lakeview Parkway                      --    $   1,300    $   3,582            --      $     913     $   1,300    $   4,497
Vernon Hills, IL
175 Hawthorn Parkway                      (B)   $   1,600    $   4,721            --      $   1,131     $   1,600    $   5,852
Vernon Hills, IL
Two Marriott Drive                        (B)   $     610    $   2,230            --      $      28     $     610    $   2,258
Lincolnshire, IL
3400 Dundee Road                          (B)   $     607    $   3,476            --      $     567     $     607    $   4,043
Northbrook, IL
3010 & 3020 Wood Creek Drive              (B)   $   2,385    $   6,988            --      $     196     $   2,385    $   7,184
Downers Grove, IL
823 Commerce Drive                        --    $     500    $   1,261            --      $   3,264     $     500    $   4,526
Oak Brook, IL
1675 Holmes Road                   $   2,101    $     843    $   2,974                    $      36     $     843    $   3,010
Elgin, IL
16601 S. Kedzie Avenue                    --    $     132    $   1,130                    $      40     $     132    $   1,170
Markham, IL
3030 Warrenville Road                     --    $   4,300    $  13,787                    $     221     $   4,300    $  14,008
Lisle, IL
191 Waukegan Road                         --    $   1,220    $   3,288                    $       0     $   1,220    $   3,288
Northfield, IL
11270 W. Park Place                       (B)   $     940    $  14,736            --      $     558     $     940    $  15,292
Milwaukee, WI
11925 W. Lake Park Drive                  (B)   $     319    $   1,819            --      $     283     $     319    $   2,102
Milwaukee, WI
2514 S. 102nd Street & 10150              (B)   $     975    $   7,020            --      $     505     $     975    $   7,525
W. National Avenue
West Allis, WI
150, 175, 250 Patrick Blvd.        $   3,177    $   2,600    $   3,965            --      $     853     $   2,600    $   4,820
Brookfield, WI
375 Bishop's Way                          --    $     600    $   4,361            --      $      91     $     600    $   4,452
Brookfield, WI
111 East Kilbourn Avenue                  --    $   2,176    $  44,618                    $     232     $   2,176    $  44,850
Milwaukee, WI
2550 University Avenue West               --    $     850    $  13,477            --      $     214     $     850    $  13,691
St. Paul, MN
2221 University Avenue SE          $   4,800    $   1,100    $   7,090            --      $     172     $   1,100    $   7,262
Minneapolis, MN
2550 University Avenue West               --    $     430    $   9,343            --      $       0     $     430    $   9,343
St. Paul, MN
777 East Eisenhower Parkway               --    $   4,000    $  12,608                    $   1,919     $   4,000    $  14,583
Ann Arbor, MI
32255 Northwestern Highway         $  11,942    $   3,700    $  20,128                    $   1,044     $   3,700    $  21,846
Farmington Hills, MI

                                             ACCUMULATED      DATE       METHOD OF
                                   TOTAL    DEPRECIATION    ACQUIRED    DEPRECIATION
                                 ---------  -------------  -----------  ------------
1900 East Golf Road              $  25,561    $   1,238        Dec-96       (A)
Schaumburg, IL
1750 East Golf Road              $  20,405    $     651        Sep-97       (A)
Schaumburg, IL
160-185 Hansen Court             $   6,771    $     821        Jan-94       (A)
Wood Dale, IL
3455, 3550, 3555 Salt Creek
Lane                             $   5,211    $     131        Oct-97       (A)
Arlington Heights, IL
601 Campus Drive                 $   4,224    $     824        May-93       (A)
Arlington Heights, IL
1251 Plum Grove Road             $   1,668    $     188        Jan-96       (A)
Schaumburg, IL
1011 Touhy Avenue                $   7,394    $   1,031        Dec-93       (A)
Des Plaines, IL
2800 River Road                  $   5,566    $     704        Feb-95       (A)
Des Plaines, IL
1660 Feehanville Drive           $   5,999    $     462        Aug-95       (A)
Mount Prospect, IL
565 Lakeview Parkway             $   5,797    $     441        Dec-95       (A)
Vernon Hills, IL
175 Hawthorn Parkway             $   7,452    $   1,082        Sep-94       (A)
Vernon Hills, IL
Two Marriott Drive               $   2,868    $     138        Jul-96       (A)
Lincolnshire, IL
3400 Dundee Road                 $   4,650    $     769        Oct-93       (A)
Northbrook, IL
3010 & 3020 Wood Creek Drive     $   9,569    $     403        Nov-96       (A)
Downers Grove, IL
823 Commerce Drive               $   5,026    $     610        Nov-95       (A)
Oak Brook, IL
1675 Holmes Road                 $   3,853    $     141        Feb-97       (A)
Elgin, IL
16601 S. Kedzie Avenue           $   1,302    $     146        Feb-97       (A)
Markham, IL
3030 Warrenville Road            $  18,308    $     111        Sep-98       (A)
Lisle, IL
191 Waukegan Road                $   4,508    $      24        Sep-98       (A)
Northfield, IL
11270 W. Park Place              $  16,232    $   1,430        Sep-95       (A)
Milwaukee, WI
11925 W. Lake Park Drive         $   2,421    $     400        Jun-93       (A)
Milwaukee, WI
2514 S. 102nd Street & 10150     $   8,500    $     437        Nov-96       (A)
W. National Avenue
West Allis, WI
150, 175, 250 Patrick Blvd.      $   7,420    $     925        Jun-94       (A)
Brookfield, WI
375 Bishop's Way                 $   5,052    $     199        Apr-97       (A)
Brookfield, WI
111 East Kilbourn Avenue         $  47,026    $     804        Apr-98       (A)
Milwaukee, WI
2550 University Avenue West      $  14,541    $     732        Dec-96       (A)
St. Paul, MN
2221 University Avenue SE        $   8,362    $     659        May-95       (A)
Minneapolis, MN
2550 University Avenue West      $   9,773    $     107        Jul-98       (A)
St. Paul, MN
777 East Eisenhower Parkway      $  18,583    $     346        Dec-97       (A)
Ann Arbor, MI
32255 Northwestern Highway       $  25,546    $     633        Dec-97       (A)
Farmington Hills, MI

                                 SCHEDULE III--
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                             (DOLLARS IN THOUSANDS)

                                                                          COSTS CAPITALIZED SUBSEQUENT
                                                                                                         GROSS AMOUNT AT WHICH
                                                                           SUBSEQUENT TO ACQUISITION    CARRIED AT DECEMBER 31,
                                       INITIAL COST TO THE COMPANY                                                1998
                                 ---------------------------------------  ----------------------------  ------------------------
                                             (000'S OMITTED)                    (000'S OMITTED)             (000'S OMITTED)
                                                            BUILDINGS &                  BUILDINGS &                BUILDINGS &
                                  ENCUMBRANCE     LAND     IMPROVEMENTS      LAND       IMPROVEMENTS      LAND     IMPROVEMENTS
                                 -------------  ---------  -------------     -----     ---------------  ---------  -------------
1301 W. Long Lake Road                    (B)   $   2,500    $  13,600            --      $   1,154     $   2,500    $  14,754
Troy, MI
No. 40 OakHollow                          (B)   $   1,250    $   6,056            --      $     343     $   1,250    $   6,406
Southfield, MI
24800 Denso Drive                         (B)   $   1,400    $   4,546            --      $     814     $   1,400    $   5,361
Southfield, MI
655 Metro Place South                     --    $   1,470    $  18,170            --      $     544     $   1,470    $  18,732
Dublin, OH
4860-5000 Blazer Memorial Pkwy            --    $   1,340    $   7,042            --      $     372     $   1,340    $   7,414
Dublin, OH
425 Metro Place North                     --    $     620    $   6,539            --      $     225     $     620    $   6,891
Dublin, OH
175 South Third Street                    --        Lease    $  21,949            --      $     210         Lease    $  22,159
Columbus, OH
30 Merchant Street                        --    $     650    $   5,496            --      $   1,148     $     650    $   6,644
Springdale, OH
116 Inverness Drive East           $  12,312    $   3,100    $  17,867            --      $     243     $   3,100    $  18,110
Englewood, CO
183 Inverness Drive West                  --    $   4,000    $  16,168            --      $       0     $   4,000    $  16,168
Englewood, CO
Totals                             $  34,332    $  60,960    $ 360,952     $       0      $  26,645     $  60,960    $ 387,597


                                             ACCUMULATED      DATE       METHOD OF
                                   TOTAL    DEPRECIATION    ACQUIRED    DEPRECIATION
                                 ---------  -------------  -----------  ------------
1301 W. Long Lake Road           $  17,254    $     945        Nov-96       (A)
Troy, MI
No. 40 OakHollow                 $   7,656    $     375        Dec-96       (A)
Southfield, MI
24800 Denso Drive                $   6,761    $     765        Aug-95       (A)
Southfield, MI
655 Metro Place South            $  20,202    $     661        Sep-97       (A)
Dublin, OH
4860-5000 Blazer Memorial Pkwy   $   8,754    $     419        Sep-96       (A)
Dublin, OH
425 Metro Place North            $   7,511    $     256        Sep-97       (A)
Dublin, OH
175 South Third Street           $  22,159    $     539        Jan-98       (A)
Columbus, OH
30 Merchant Street               $   7,294    $     854        Apr-96       (A)
Springdale, OH
116 Inverness Drive East         $  21,210    $     297        May-98       (A)
Englewood, CO
183 Inverness Drive West         $  20,168    $     253        May-98       (A)
Englewood, CO
Totals                           $ 448,557    $  21,951

------------------------

(A) Depreciation of buildings is computed over a 15 to 40 year life on a straight line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.

(B) These properties are pledged as security for a $75,000 mortgage loan.

(C) At December 31, 1998, the aggregate cost of land, buildings & improvements for Federal income tax purposes was approximately $447,170.

    Real Estate Owned:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Balance beginning of year................................  $  297,010  $  189,114  $   94,266
Property acquisitions....................................     142,115     102,283      97,563
Additions................................................      11,471       5,613       6,136
Disposals................................................       2,039          --       8,851
                                                           ----------  ----------  ----------
Balance end of year......................................  $  448,557  $  297,010  $  189,114
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Accumulated Depreciation:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Balance beginning of year................................  $   11,314  $    5,240  $    2,462
Depreciation expense.....................................      11,371       6,074       3,120
Retirements..............................................          --          --          --
Disposals................................................         734          --         342
                                                           ----------  ----------  ----------
Balance end of year......................................  $   21,951  $   11,314  $    5,240
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    EXHIBITS
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1998
                                GREAT LAKES REIT

  EXHIBIT
  NUMBER                                             DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Declaration of Trust of the Company as filed with the Maryland State Department of
               Assessments and Taxation on July 27, 1998 (incorporated by reference to Appendix B to the Proxy
               Statement/Prospectus that is part of the Company's Registration Statement on Form S-4 (File No.
               333-56167) (the "S-4")).
       3.2   Articles Supplementary regarding the Company's 9 3/4% Cumulative Redeemable Preferred Shares of
               Beneficial Interest, $.01 par value per share (the "Series A Preferred Shares"), as filed with the
               Maryland State Department of Assessments and Taxation on December 17, 1998 (incorporated by reference to Exhibit 1 to the Company's Form 8-A Registration Statement (File No. 1-14307) filed with the
               Securities and Exchange Commission on December 16, 1998 (the "December 1998 8-A")).
       3.3   Bylaws of the Company (incorporated by reference to Appendix C to the Proxy Statement/ Prospectus that is part of the S-4).
       4.1   Specimen of certificate representing the Company's Common Shares of Beneficial Interest, $.01 par value per share (incorporated by reference to Exhibit 4.2 in the Company's Form 8-A Registration Statement
               filed with the Securities and Exchange Commission on July 16, 1998).
       4.2   Specimen of certificate representing the Series A Preferred Shares (incorporated by reference to Exhibit
               4 to the December 1998 8-A).
       4.3   Unsecured Revolving Credit Agreement dated April 6, 1998 with Bank of America National Trust and Savings
               Association, as lender and administrative agent, The First National Bank of Chicago, as lender and documentation agent, Dresdner Bank AG, New York and Grand Cayman branches, as lender and co-agent,
               U.S. Bank National Association, as lender and co-agent, and LaSalle National Bank, as lender and co-agent (the "Unsecured Revolving Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 17, 1998 filed with the Securities and Exchange
               Commission on April 20, 1998)).
       4.4   First Amendment to the Unsecured Revolving Credit Agreement, dated June 19, 1998.
       4.5   Second Amendment to the Unsecured Revolving Credit Agreement, dated December 16, 1998.
       4.6   Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc.,
               (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the
               Securities and Exchange Commission on December 9, 1998).
      10.1   Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996
               (the "Partnership Agreement") (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997).
      10.2   First Amendment to the Partnership Agreement dated February 6, 1997 (incorporated by reference to
               Exhibit 10.3 to the Company's Registration Statement on Form S-11 (File No. 333-22619) (the "S-11")).
      10.3   Second Amendment to the Partnership Agreement, dated February 10, 1997.
      10.4   Third Amendment to the Partnership Agreement, dated May 22, 1998.
      10.5   Fourth Amendment to the Partnership Agreement, dated December 23, 1998 (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).
     *10.6   1997 Equity and Performance Incentive Plan (the "Employee Plan")(incorporated by reference to Exhibit
               4.4 to the Company's Post-Effective Amendment No.1 to Form S-8 Registration Statement (File No.
               333-56619)).
     *10.7   Form of Option Agreement for use in connection with options granted under the Employee Plan; Richard A.
               May, Patrick R. Hunt, Richard L. Rasley, James Hicks, and Raymond Braun entered into agreements in
               1998 that evidenced an option to purchase 34,700, 31,950, 19,450, 19,450, and 19,450 Common Shares,
               respectively.

  EXHIBIT
  NUMBER                                             DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
     *10.8   Amended and Restated Option Plan for Independent Trustees (the "Trustee Plan") dated July 2, 1992, as amended.")(incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No.1 to
               Form S-8 Registration Statement (File No. 333-56617)).
     *10.9   Form of Non-Qualified Stock Option Certificate for use in connection with options granted under the
               Trustee Plan; James J. Brinkerhoff, Daniel E. Josephs, Daniel P. Kearney, Edward Lowenthal and Donald
               E. Phillips were each issued certificates dated December 31, 1998 that evidenced an option to purchase
               5,000 Common Shares.
     *10.10  Form of Employment Agreement dated July 17, 1998 for Richard A. May and Patrick R. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998).
     *10.11  Form of Employment Agreement dated July 17, 1998 for Raymond M. Braun, James Hicks and Richard L. Rasley
               (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998).
     *10.12  Form of Change in Control Agreement dated July 17, 1998 for Kim S. Mills and Edith M. Scurto
               (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998).
     *10.13  Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the
               Company's Form 10/A Registration Statement filed with the Securities and Exchange Commission on
               January 9, 1997).
     *10.14  Form of Limited Purpose Employee Loan Program Promissory Note for use in connection with limited purpose employee loans. Richard A. May, Patrick R. Hunt, Richard L. Rasley and James Hicks borrowed
               $2,832,756, $1,274,648, $1,264,000 and $52,000, respectively, during 1998.
      10.15  Indemnification Escrow Agreement dated April 1, 1996 between the Company, Richard A. May, Richard L.
               Rasley, Tim A. Grodrian and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.8 to the Company's Form 10 Registration Statement filed with the Commission on
               April 26, 1996).
     *10.16  Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).
      21.1   Subsidiaries of the Company
      23.1   Consent of Independent Auditors
      24.2   Power of Attorney (set forth on the signature page hereof).
      27.1   Financial Data Schedule

*   Notes Management contract or compensation plan or arrangement.

------------------------

(b) Reports on Form 8-K:

    During the fourth quarter ended December 31, 1998, the Company filed the following reports on Form 8-K.

    Report on Form 8-K dated December 9, 1998 reporting the following item:

    Item 5. Other Events

    Report on Form 8-K dated December 23, 1998 reporting the following item:

    Item 5. Other Events