Form 10-Q
period 1999-03-31
GREAT LAKES REIT
filed 1999-05-12
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              / /Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 1-14307

                                Great Lakes REIT

             (Exact name of Registrant as specified in its Charter)

                   Maryland                       36-4238056
         (State or other jurisdiction    (IRS employer identification no.)
          of incorporation or organization)


               823 Commerce Drive, Suite 300, Oak Brook, IL 60523
              (Address of principal executive offices) (Zip Code)


                                (630) 368 - 2900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of May 12, 1999: 16,418,760

                                Great Lakes REIT
                               Index to Form 10-Q
                                 March 31, 1999

                                                                   Page Number

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of March 31, 1999
                      and December 31, 1998                             4

                      Consolidated Statements of Income
                      for the three months
                      ended March 31, 1999 and 1998                     5

                      Consolidated Statements of Cash Flows
                      for the trhee months
                      ended March 31, 9999 and 1998                     6

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the three months ended March 31, 1999         7

                      Notes to Consolidated Financial Statements        8

         Item 2.      Management's Discussion and Analysis of Results
                      of Operations and Financial Condition            11

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II - Other Information

         Item 2.      Changes in Securities                            16

         Item 6.      Exhibits and Reports on Form 8-K                 17


Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands)                                                                            March 31,        December 31,
                                                                                              -------------------------------------
                                                                                                     1999              1998
Assets
Properties:
Land                                                                                                     $60,960           $60,960
Buildis, improvements, and equipment                                                                     391,698           388,068
                                                                                              -------------------------------------
                                                                                                         452,658           449,028
Less aumulated depreciation                                                                               25,417            22,166
                                                                                              -------------------------------------
                                                                                                         427,241           426,862
Cash and cash equivalents                                                                                  2,241             2,466
Real estate tax escrows                                                                                      640               619
Rents receivable                                                                                           4,789             5,021
Deferred financing and leasing costs, net of accumulated amortization                                      6,153             6,067
Goodwill, net of accumulated amortization                                                                  1,266             1,284
Other assets                                                                                               1,596             1,370
                                                                                              -------------------------------------
Total assets                                                                                            $443,926          $443,689
                                                                                              =====================================
Liabilities and shareholders' equity
Bank loan payable                                                                                        $91,566           $84,291
Mortgage loans payable                                                                                   103,955           104,532
Bonds payable                                                                                              4,800             4,800
Accounts payable and accrued liabilities                                                                   4,253             4,338
Accrued real estate taxes                                                                                  9,709            11,149
Prepaid rent                                                                                               4,213             3,220
Security deposits                                                                                          1,203             1,107
                                                                                               ------------------------------------

Total liabilities                                                                                        219,699           213,437
                                                                                              -------------------------------------

Minority interests                                                                                           926             1,165
                                                                                              -------------------------------------

Preferred shares of beneficial interest ($0.01 par value,                                                 37,500            37,500
 10,000,000 shares authorized; 1,500,000 9 3/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share
 Liquidation Preference, issued and outstanding in 1999 and 1998)
Common shares of beneficial interest ($0.01 par value,                                                       175               175
 60,000,000 shares authorized; 17,548,245 and 17,513,578
 shares issued in 1999 and 1998, respectively)
Paid-in-capital                                                                                          223,847           223,414
Retained earnings (deficit)                                                                              (10,179)           (8,790)
Employee share loans                                                                                     (12,399)          (11,967)
Deferred compensation                                                                                        (37)              (44)
Treasury shares, at cost (1,030,985 and 743,184 shares in                                                (15,606)          (11,201)
1999 and 1998, respectively)
                                                                                              -------------------------------------

Total shareholders' equity                                                                               223,301           229,087
                                                                                              -------------------------------------

Total liabilities and shareholders' equity                                                              $443,926          $443,689
                                                                                              =====================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)

                                                                               Three months ended March 31,
                                                                                1999                   1998

Revenues:
Rental                                                                                $17,524                $12,928
Reimbursements                                                                          4,968                  3,765
Interest and other                                                                        246                    110
                                                                                          ---                    ---

Total revenues
                                                                                       22,738                 16,803
                                                                                       ------                 ------
Expenses:
Real estate taxes                                                                       3,625                  2,728
Other property operating                                                                6,124                  4,230
General and administrative                                                              1,163                  1,097
Interest                                                                                3,276                  2,035
Depreciation and amortization                                                           3,721                  2,739
                                                                                        -----                  -----
Total expenses                                                                         17,909                 12,829
                                                                                       ------                 ------
Income before allocation to minority interests                                          4,829                  3,974

Minority interests                                                                         16                      6
                                                                                           --                      -
Net income                                                                              4,813                  3,968
Income allocated to preferred shareholders                                                914
                                                                                          ---                    ---
Net income applicable to common shares                                                 $3,899                 $3,968
                                                                                       ======                 ======

Earnings per common share - basic                                                       $0.24                  $0.25
                                                                                        =====                  =====

Weighted average common shares outstanding - basic                                 16,574,149             15,860,320
                                                                                   ==========             ==========

Diluted earnings per common share                                                       $0.23                  $0.25
                                                                                        =====                  =====

Weighted average common shares outstanding - diluted                               16,658,601             16,145,417
                                                                                   ==========             ==========

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)

                                                                                         Three Months Ended March 31,
                                                                                          1999                   1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                       $4,813                 $3,968
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                                  3,721                  2,739
   Other non cash items                                                                              23                     13
Net changes in assets and liabilities:
   Rents receivable                                                                                 232                    161
   Real estate tax escrows and other assets                                                         (46)                    46
   Accounts payable, accrued expenses and other liabilities                                         862                   (199)
   Accrued real estate taxes                                                                     (1,440)                  (443)
   Payment of deferred leasing costs                                                               (495)                  (717)
                                                                                                   ----                   ----
Net cash provided by operating activities                                                         7,670                  5,568
                                                                                                  -----                  -----
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                                                 (21,939)
Additions to buildings, improvements and equipment                                               (3,660)                (3,767)
Other investing activities                                                                         (200)                 1,610
                                                                                                   ----                  -----
Net cash used by investing activities                                                            (3,860)               (24,096)
                                                                                                 ------                -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                                               1
Proceeds from bank and mortgage loans payable                                                     7,275                 21,066
Distributions / dividends paid                                                                   (6,060)
Purchase of minority interests                                                                     (256)
Purchase of treasury shares                                                                      (4,405)
Payment of bank and mortgage loans and bonds                                                       (577)                   (83)
Payment of deferred financing costs                                                                 (13)                   (82)
                                                                                                    ---                    ---
Net cash provided by (used in) financing activities                                              (4,035)                20,901
                                                                                                 ------                 ------
Net increase (decrease) in cash and cash equivalents                                               (225)                 2,373
Cash and cash equivalents, beginning of year                                                      2,466                  1,437
                                                                                                  -----                  -----
Cash and cash equivalents, end of quarter                                                        $2,241                 $3,810
                                                                                                 ======                 ======
Supplemental disclosure of cash flow:
Interest paid                                                                                    $3,310                 $1,840
                                                                                                 ======                 ======
Non cash financing transactions:
Employee share loans                                                                               $433                   $923
                                                                                                   ====                   ====
Increase in preferred dividends payable                                                            $142
                                                                                                   ====

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited) For the Three Months Ended March 31, 1999
(Dollars in Thousands)

                                                                   1999
-----------------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                       $37,500
Proceeds from the sale of preferred shares
-----------------------------------------------------------------------------
Balance at end of period                                              37,500

Common Shares
Balance at beginning of period                                           175
Exercise of share options
-----------------------------------------------------------------------------
Balance at end of period                                                 175

Paid-in capital
Balance at beginning of period                                       223,414
Exercise of share options                                                433
-----------------------------------------------------------------------------
Balance at end of period                                             223,847

Retained earnings (deficit)
Balance at beginning of period                                        (8,790)
Net income                                                             4,813
Distributions/dividends                                               (6,202)
-----------------------------------------------------------------------------
Balance at end of period                                             (10,179)

Employee share loans
Balance at beginning of period                                       (11,967)
Exercise of share options                                               (432)
-----------------------------------------------------------------------------
Balance at end of period                                             (12,399)

Deferred compensation
Balance at beginning of period                                           (44)
Amortization of deferred compensation                                      7
-----------------------------------------------------------------------------
Balance at end of period                                                 (37)

Treasury shares
Balance at beginning of period                                       (11,201)
Purchase of treasury shares                                           (4,405)
-----------------------------------------------------------------------------
Balance at end of period                                             (15,606)
-----------------------------------------------------------------------------
Total shareholders' equity                                          $223,301
=============================================================================


The accompanying notes are an integral part of these financial statements.

                                Great Lakes REIT
                   Notes to Consolidated Financial Statements
                   Dollars in thousands except per share data
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT, (the "Company"), was formed in 1992 to invest in income-producing real property. In 1998, the Company changed its form of organization from a Maryland corporation to a Maryland real estate investment trust. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and service center properties primarily located in the Midwest. At March 31, 1999, the Company owned and operated 40 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver, and Cincinnati. The Company leases office, service center and industrial properties to over 550 tenants in a variety of businesses. The Company conducts substantially all of its operations through Great Lakes REIT, L.P. of which the Company is the sole general partner.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements. In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Segment Information

The Company has three reportable segments distinguished by property type. The property types are office, with 87% (as measured by square feet) of the Company's overall portfolio, office/service center (11%), and industrial (2%), and are primarily located in the Midwest. As of March 31, 1999, the properties were leased to more than 550 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income - a widely recognized industry measure of a property's performance.

Following is a summary report of segment information for the three months ended March 31, 1999 and 1998.

                                      For the three months ended March 31,
                                   -----------------------------------------
                                          1999                1998
Revenues
Office                                         $20,661             $14,546
Office/service center                            1,619               1,812
Industrial                                         139                  75
Deferred rental revenues                            73                 260
Interest and other                                 246                 110
                                                   ---                 ---
 Total                                         $22,738             $16,803
                                               =======             =======


Net operating income
Office                                         $11,652              $8,237
Office/service center                              914               1,212
Industrial                                         104                  26
                                                   ---                  --
 Total                                         $12,670              $9,475
                                               =======              ======


Depreciation
and amortization
Office                                          $3,281              $2,199
Office/service center                              298                 263
Industrial                                          26                  23
Other                                              116                 254
                                                   ---                 ---
  Total                                         $3,721              $2,739
                                                ======              ======


Interest expense
Office                                          $2,890              $1,747
Office/service center                              332                 239
Industrial                                          54                  49
                                                    --                  --
  Total                                         $3,276              $2,035
                                                ======              ======




Additions to properties
Office                                          $3,418             $25,342
Office/service center                              189                 333
Industrial                                          36
Other                                               17                  31
                                                    --                  --
  Total                                         $3,660             $25,706
                                                ======             =======

Income before allocation to minority interests
Office                                          $5,481              $4,291
Office/service center                              284                 710
Industrial                                          24                (46)
Deferred rental revenues                            73                 260
Interest and other income                          246                 110
General and administrative                      (1,163)             (1,097)
Other depreciation                                (116)               (254)
                                                  ----                ----

 Income before allocation
  to minority interests                         $4,829              $3,974
                                                ======              ======


Following  is a summary of segment  assets at March 31,  1999 and  December  31,
1998:
                                   March 31,             December 31,
                                   ----------------------------------------
                                          1999                1998
Assets
Office                                        $393,740            $394,607
Office/service center                           31,769              31,841
Industrial                                       3,979               3,949
Other                                           14,438              13,292
                                   ----------------------------------------
Total                                         $443,926            $443,689
                                   ========================================


3.       Subsequent Events

On April 21, 1999, the Company sold its Elgin, Illinois property for a contract price of $4,700 (including the assumption of $2,083 of mortgage debt).

On May 11, 1999, the Company acquired Burlington Office Center located in Ann Arbor, Michigan for a contract price of $19,650. The property contains three multi-story office buildings totaling 190,000 square feet.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three months ended March 31, 1999. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1998 Form 10-K.

Overview

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties located primarily in the Midwest. At March 31, 1999, the Company owned and operated 40 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 550 tenants in a variety of businesses.

The Company expanded its real estate portfolio in 1998 through the acquisition of suburban office and office/service center properties. The Company has financed its growth by the issuance of common and preferred shares and short and long-term debt. Growth in net income and funds from operations (FFO) for the three months ended March 31, 1999 as compared to March 31, 1998 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1998 from the dates of their respective acquisitions.

Three months ended March 31, 1999 compared to three months ended March 31, 1998

In analyzing the operating results for the quarter ended March 31, 1999 the changes in rental and reimbursement income, real estate taxes and property operating expenses, from 1998 are due principally to two factors: (1) the addition of operating results from properties acquired subsequent to March 31, 1998 and (2) improved operations of properties during 1999 as compared to 1998.

The Company acquired one property during the first quarter of 1998 and six properties subsequent to March 31, 1998. The operating results of these properties have been included in the Company's financial statements from the dates of their acquisitions. A summary of these changes as they impact rental and reimbursement income, real estate taxes, and property operating expenses follows:




                                                                    Rental and       Real estate taxes    Property
                                                               reimbursement income                       operating
                                                                                                          expenses
Increase due to inclusion of results of  properties  acquired                $5,279               $755         $2,101
in 1998
Improved operations in 1999 as compared to 1998                                 520                142          (207)
                                                               --------------------- ------------------ --------------
Total                                                                        $5,799               $897         $1,894
                                                               ===================== ================== ==============

Interest expense during the quarter ended March 31, 1999 increased by $1,241 as the Company had greater amounts of debt outstanding in 1999.

Depreciation and amortization increased in 1999 by $982 as the Company incurred these expenses on 40 properties as of March 31, 1999 as compared to 34 properties as of March 31, 1998.

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

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through additional borrowings on its existing $150,000 unsecured line of credit, which matures in April 2001 and with proceeds from the sale of properties.

In 1998, the Company completed approximately $142,000 of property acquisitions. The ability of the Company to continue to make acquisitions at this pace is predicated upon the Company's ability to access the public and private equity and debt markets at acceptable prices and rates. In light of the recent market price of the Company's common shares, the Company expects its acquisition activity will be reduced.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or additional equity securities in the Company, and targeted property dispositions.

In 1998, the Company announced a 1,000,000 common share repurchase plan. During the quarter ended March 31, 1999, the Company purchased 278,600 common shares and completed this plan. In March 1999, the Company announced a new 500,000 common share repurchase plan. During the quarter ended March 31, 1999, the Company repurchased 9,201 common shares as part of the new plan. Share purchases totaled $4,405 for the quarter ended March 31, 1999. Funds for the share purchases came from borrowings on its unsecured line of credit and working capital.

The Company has marketed five properties for sale, all in suburban Chicago:
                                 Property                           Location

                                 565 Lakeview Parkway               Vernon Hills
                                 2800 River Road                    Des Plaines
                                 1251 Plum Grove Road               Schaumburg
                                 Court Office Center                Markham
                                 1675 Holmes Road                   Elgin

The Company expects to generate proceeds from the sale of these assets in the range of $20,000 to $24,000. These proposed dispositions are consistent with the Company's strategy to seek to enhance shareholder value in part through strategic dispositions. The Company currently plans to use the proceeds from the sale to reduce outstanding balance on its unsecured credit facility, to acquire additional investment properties and for working capital.

In April 1999, the Company sold its Elgin, Illinois property for a contract price of $4,700 (including assumption of $2,083 of mortgage debt).

The Company has signed a contract to sell its 1251 Plum Grove Road and 2800 River Road properties for a contract price of $11,800. The Company anticipates the closings of these transactions will occur in the second or third quarter of 1999.

At March 31, 1999, the Company has committed to fund $2,312 for the renovation of its Ann Arbor, Michigan property. The Company also has committed to acquire, upon completion, an office building under construction in Pewaukee, Wisconsin for a maximum contract price of $11,400. The Company expects to close this acquisition in November 1999.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO to be an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to other equity REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended March 31, 1999 and 1998 is as follows (Dollars in Thousands):

                                                         1999            1998
Net income applicable to common shares                  $3,899         $3,968
Depreciation and amortization                            3,580          2,462
Minority interests                                          16              6
                                              ----------------- --------------
FFO                                                     $7,495         $6,436
                                              ================= ==============

Forward-Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. In addition, statements regarding the Company's expectations with respect to its short-term and long-term liquidity requirements and related sources, statements regarding the anticipated timing and proceeds related to planned property dispositions and expenditures regarding property acquisitions are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, changes in the equity value of the Company, increased competition for acquisition of new properties, availability of alternative financing sources, unanticipated delays in property sales, adverse changes in the market value of properties selected for sale, unanticipated expenses and delays in acquiring properties or increasing occupancy rates and regional economic and business conditions. In addition, many of the statements below with respect to Year 2000 issues and status are forward-looking statements and are subject to the uncertainties expressed below.

Year 2000 Issues and Status

The Company recognizes the importance of the Year 2000 issues and has initiated a program of evaluation, remediation and testing of the systems and equipment serving its businesses for Year 2000 readiness. The Company is also assessing the readiness of external parties, including its suppliers, vendors, bankers, insurers and other service providers as well as its tenants. The evaluation phase is intended to determine the readiness of internal systems and equipment as well as the readiness of third parties. The remediation phase includes computer software, hardware and operating equipment as well as identifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems which are modified.

Amounts incurred to date for remediation costs have not been material. The current status of the Company's state of readiness and expected completion dates for evaluation, remediation and testing related to Year 2000 issues are summarized below:

Financial software: The evaluation of the Company's financial software is 100% complete and since the Company believes this software is Year 2000 compliant, no remediation is required. The Company has not yet tested whether the financial items are in fact Year 2000 compliant but expects to begin such testing in the second quarter of 1999. Costs associated with the testing phase are not expected to be material.

Networking software: In the first quarter of 1999 the Company completed the upgrade of its internal computer networking software and hardware to a system that is Year 2000 compliant. Total costs incurred were $16.

Building systems: Building systems include heating and air-conditioning control systems, elevator operating software, building security systems, telephone systems, and alarm monitoring systems. The Company has contacted its significant vendors related to these systems in order to evaluate Year 2000 issues with respect to embedded technology related to these building systems. The Company has requested that its vendors for these systems indicate their compliance with Year 2000 issues. Most vendors have been reluctant to disclose their readiness with respect to Year 2000 issues.

The Company has identified several building systems in certain of its properties that will need modification or replacement to be Year 2000 compliant. Total costs for these upgrades, which are expected to occur in 1999, are expected to be $250. Costs incurred during the quarter ended March 31, 1999, were $34.

Tenants: The Company is developing a plan to contact its tenants to inquire as to whether the tenant's accounts payable systems will be able to make required payments for the Year 2000 on a timely basis. The Company expects to complete its evaluation of this issue by June 1999 and to develop contingency plans, if necessary, beginning in July 1999.

The Company believes that in the most likely, worst case scenario, internal remediation and testing of financial and networking technology systems and building systems will be completed as indicated above and will have minimal unfavorable impact on the results of operations and financial condition of the Company. If any or all of these efforts are delayed, there could be disruption of the financial, networking, and building systems. Critical third party vendors, suppliers and service providers have been contacted to evaluate their Year 2000 readiness. However, external parties providing materials and services to the Company have been reluctant to fully disclose information about their readiness. Accordingly, the Company cannot be assured there will be no disruption of operations because of vendors and service providers who are not fully Year 2000 compliant. Contingency plans will be developed, where necessary, as part of the remediation phases indicated above, in an effort to provide a continued supply of building services. The Company is developing a plan to contact significant tenants to determine their compliance with Year 2000 issues. However, the Company has not completed these evaluations and cannot determine whether there are vendors, suppliers and tenants who will not be compliant on a timely basis or whether the failure of any of these entities to become compliant could have a material adverse effect on the Company's business, consolidated results of operations and consolidated financial position.

ITEM 3. MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has indebtedness outstanding at fixed and variable rates.

The Company's variable rate debt bears interest at LIBOR plus 1% to 1.3% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. At March 31, 1999, the Company has not hedged (i.e., fixed the interest rate) on its variable rate debt. The Company may, in the future, enter into interest rate swaps, interest rate caps or other derivative financial instruments to fix interest rates on its variable rate debt. The Company generally operates with variable rate debt representing less than 50% of total long-term debt.

At March 31, 1999, the Company had $103,955 of fixed rate debt outstanding at an average rate of 6.92%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 52% of its long-term debt outstanding at March 31, 1999, at fixed rates. The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                            1999(1)        2000       2001      2002       2003   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable                  $1,813      $2,566     $2,749    $2,947    $13,964      $79,916
     Average interest rate                    7.00%       7.00%      7.01%     7.01%      7.06%        6.97%
Variable Rate
     Bank loan payable                                             $91,566
     Average interest rate(2)
     Bonds payable                             $250         280        310       340        375        3,245
     Average interest rate                      (3)         (3)        (3)       (3)        (3)          (3)

(1) For the period April 1, 1999 to December 31, 1999.

(2) The current interest rate on this debt is LIBOR + 1.3%.

(3) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate in the first quarter of 1999 was 4.63%.

Part II Other Information

Item 2. Changes in Securities (Dollars in thousands)

During the quarter ended March 31, 1999, the Company issued 24,000 common shares of beneficial interest pursuant to the exercise of outstanding share options with an aggregate exercise price of $294. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are attached hereto:

Exhibit
Number                                      Description of Document

27.1                                        Financial Data Schedule


(b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                Great Lakes REIT.
                                                  (Registrant)






Date: May 12, 1999                              /s/ James Hicks
                                                Chief Financial Officer
                                                and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)