Form 10-Q
period 1999-06-30
GREAT LAKES REIT
filed 1999-08-10
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of August 2, 1999: 16,635,568

                                Great Lakes REIT
                               Index to Form 10-Q
                                  June 30, 1999

                                                                     Page Number

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of June 30, 1999
                      and December 31, 1998                                   4

                      Consolidated Statements of Income
                      for the three months
                      ended June 30, 1999 and 1998                            5

                      Consolidated Statements of Income
                      for the six months
                      ended June 30, 1999 and 1998                            6

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the six months ended June 30, 1999                  7

                      Consolidated Statements of Cash Flows
                      for the six months
                      ended June 30, 1999 and 1998                            8

                      Notes to Consolidated Financial Statements              9

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    11

         Item 3.      Quantitative and Qualitative Disclosures about Market
                      Risk                                                   14

Part II - Other Information

         Item 2.      Changes in Securities                                  16

         Item 4.      Submission of Matters to a Vote of Security Holders    16

         Item 6.      Exhibits and Reports on Form 8-K                       16



Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands)                                                          June 30,     December 31,
                                                                             ------------------------------
                                                                                   1999           1998
                                                                                   ----           ----

Assets
Properties:
Land ...........................................................................   $  58,445    $  60,960
Buildings, improvements, and equipment .........................................     405,132      388,068
                                                                                   ---------    ---------
                                                                                     463,577      449,028
Less accumulated depreciation ..................................................      28,149       22,166
                                                                                   ---------    ---------
                                                                                     435,428      426,862
Cash and cash equivalents ......................................................      13,286        2,466
Real estate tax escrows ........................................................         209          619
Rents receivable ...............................................................       5,047        5,021
Deferred financing and leasing costs, net of accumulated amortization ..........       6,222        6,067
Goodwill, net of accumulated amortization ......................................       1,247        1,284
Other assets ...................................................................       1,512        1,370
                                                                                   ---------    ---------

Total assets ...................................................................   $ 462,951    $ 443,689
                                                                                   =========    =========

Liabilities and shareholders' equity

Bank loan payable ..............................................................   $ 112,066    $  84,291
Mortgage loans payable .........................................................     101,293      104,532
Bonds payable ..................................................................       4,550        4,800
Accounts payable and accrued liabilities .......................................       3,998        4,338
Accrued real estate taxes ......................................................      10,338       11,149
Prepaid rent ...................................................................       3,660        3,220
Security deposits ..............................................................       1,088        1,107
                                                                                    ---------   ---------

Total liabilities ..............................................................     236,993      213,437
                                                                                    ---------   ---------

Minority interests .............................................................         940        1,165
                                                                                    ---------   ---------

Preferred shares of beneficial interest ($0.01 par value, ......................      37,500       37,500
 10,000,000 shares authorized; 1,500,000 9 3/4% Series A
 Cumulative  Redeemable shares, with a $25.00 per share Liquidation  Preference, issued and outstanding in 1999 and 1998)
Common shares of beneficial interest ($0.01 par value, .........................         178          175
 60,000,000 shares authorized; 17,765,053 and 17,513,578
 shares issued in 1999 and 1998, respectively)
Paid-in-capital ................................................................     227,182      223,414
Retained earnings (deficit) ....................................................      (6,966)      (8,790)
Employee share purchase loans ..................................................     (15,658)     (11,967)
Deferred compensation ..........................................................         (31)         (44)
Treasury shares, at cost (1,129,485 and 743,184 shares in ......................     (17,187)     (11,201)
1999 and 1998, respectively)
                                                                                    ---------    --------

Total shareholders' equity .....................................................     225,018      229,087
                                                                                    ---------    --------

Total liabilities and shareholders' equity .....................................   $ 462,951    $ 443,689
                                                                                   =========    =========

The accompanying notes are an integral part of these financial statements

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)
                                                     Three months ended June 30,
                                                     ---------------------------
                                                             1999           1998
                                                             ----           ----

Revenues:
Rental .............................................   $    18,618   $    15,240
Reimbursements......................................         5,032         4,082
Interest and other .................................           274           168
                                                       -----------   -----------
Total revenues .....................................        23,924        19,490
                                                       -----------   -----------

Expenses:
Real estate taxes ..................................         4,521         3,012
Other property operating ...........................         5,890         5,088
General and administrative .........................         1,050         1,152
Interest ...........................................         3,479         2,878
Depreciation and amortization ......................         4,028         3,182
                                                        ----------   -----------

Total expenses .....................................        18,968        15,312
                                                        ----------   -----------

Income before gain on sale of properties ...........         4,956         4,178

Gain on sale of properties, net ....................         4,858
                                                        ----------   -----------

Income before allocation to minority interests .....         9,814         4,178

Minority interests .................................            33            17
                                                        ----------   -----------

Net income .........................................         9,781         4,161

Income allocated to preferred shareholders .........           914
                                                        ----------   -----------

Net income applicable to common shares .............   $     8,867   $     4,161
                                                       ===========   ===========

Earnings per common share - basic ..................   $      0.54   $      0.24
                                                       ===========   ===========

Weighted average common shares outstanding - basic .    16,491,029    17,267,562
                                                       ===========   ===========

Diluted earnings per common share ..................   $      0.54   $      0.24
                                                       ===========   ===========

Weighted average common shares outstanding - diluted    16,572,151    17,499,578
                                                       ===========   ===========


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)
                                                       Six months ended June 30,
                                                       -------------------------
                                                             1999          1998
                                                             ----          ----

Revenues:
Rental .............................................   $    36,142   $    28,169
Reimbursements .....................................        10,001         7,847
Interest and other .................................           519           277
                                                       -----------   -----------

Total revenues .....................................        46,662        36,293
                                                       -----------   -----------

Expenses:
Real estate taxes ..................................         8,146         5,740
Other property operating ...........................        12,013         9,317
General and administrative .........................         2,214         2,250
Interest ...........................................         6,755         4,913
Depreciation and amortization ......................         7,749         5,921
                                                       -----------   -----------

Total expenses .....................................        36,877        28,141
                                                       -----------   -----------

Income before gain on sale of properties ...........         9,785         8,152

Gain on sale of properties, net ....................         4,858
                                                       -----------   -----------

Income before allocation to minority interests .....        14,643         8,152

Minority interests .................................            49            23
                                                       -----------   -----------

Net income .........................................        14,594         8,129

Income allocated to preferred shareholders .........         1,828
                                                       -----------   -----------

Net income applicable to common shares .............   $    12,766   $     8,129
                                                       ===========   ===========

Earnings per common share - basic ..................   $      0.77   $      0.49
                                                       ===========   ===========

Weighted average common shares outstanding - basic .    16,532,589    16,563,941
                                                       ===========   ===========

Diluted earnings per common share ..................   $      0.77   $      0.48
                                                       ===========   ===========

Weighted average common shares outstanding - diluted    16,613,711    16,820,069
                                                       ===========   ===========


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited) For the Six Months Ended June 30, 1999
(Dollars in Thousands)

                                                                         1999
                                                                      ---------
Preferred Shares
Balance at beginning of period ..............................         $  37,500
Proceeds from the sale of preferred shares ..................              --
                                                                      ---------
Balance at end of period ....................................            37,500

Common Shares
Balance at beginning of period ..............................               175
Exercise of share options ...................................                 3
                                                                      ---------
Balance at end of period ....................................               178

Paid-in capital
Balance at beginning of period ..............................           223,414
Exercise of share options ...................................             3,768
                                                                      ---------
Balance at end of period ....................................           227,182

Retained earnings (deficit)
Balance at beginning of period ..............................            (8,790)
Net income ..................................................            14,594
Distributions/dividends .....................................           (12,770)
                                                                      ---------
Balance at end of period ....................................            (6,966)

Employee share purchase loans
Balance at beginning of period ..............................           (11,967)
Exercise of share options ...................................            (3,691)
                                                                      ---------
Balance at end of period ....................................           (15,658)

Deferred compensation
Balance at beginning of period ..............................               (44)
Amortization of deferred compensation .......................                13
                                                                      ---------
Balance at end of period ....................................               (31)

Treasury shares
Balance at beginning of period ..............................           (11,201)
Purchase of treasury shares .................................            (5,986)
                                                                      ---------
Balance at end of period ....................................           (17,187)
                                                                      ---------
Total shareholders' equity ..................................         $ 225,018
                                                                      =========

The accompanying notes are an integral part of these financial statements.



Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)


                                                                                                       Six Months Ended June 30,
                                                                                                       -------------------------
                                                                                                       1999                  1998
                                                                                                       ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................................             $ 14,594              $   8,129
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization ......................................................                7,749                  5,921
   Gain on sale of properties .........................................................               (4,858)
   Other non-cash items ...............................................................                   62                     37
Net changes in assets and liabilities:
   Rents receivable ...................................................................                  (26)                  (636)
   Real estate tax escrows and other assets ...........................................                  631                    287
   Accounts payable, accrued expenses & other liabilities .............................                  (59)                 1,710
   Accrued real estate taxes ..........................................................                 (811)                 1,518
   Payment of deferred leasing costs ..................................................               (1,142)                (1,347)
                                                                                                    --------              ---------

Net cash provided by operating activities .............................................               16,140                 15,619


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties ................................................................              (19,634)               (96,475)
Additions to buildings, improvements and equipment ....................................               (6,110)                (5,825)
Proceeds from property sales, net .....................................................               13,458
Other investing activities ............................................................                 (362)                 1,210
                                                                                                     --------             ---------
Net cash used by investing activities .................................................              (12,648)              (101,090)
                                                                                                     --------             ---------
Proceeds from sale of common  and preferred shares ....................................                 --                   22,500
Payment of share offering costs .......................................................                 --                   (1,475)
Proceeds from exercise of share options ...............................................                   80                     12
Proceeds from bank and mortgage loans payable .........................................               27,775                149,385
Distributions / dividends paid ........................................................              (12,628)                (9,970)
Distributions to minority interests ...................................................                  (18)                  --
Purchase of minority interests ........................................................                 (256)                  --
Purchase of treasury shares ...........................................................               (5,986)                  --
Payment of bank and mortgage loans and bonds ..........................................               (1,410)               (72,927)
Payment of deferred financing costs ...................................................                 (229)                  (875)
                                                                                                     --------             ---------
Net cash provided by financing activities .............................................                7,328                 86,650
                                                                                                     --------             ---------
Net increase (decrease) in cash and cash equivalents ..................................               10,820                  1,179
Cash and cash equivalents, beginning of year ..........................................                2,466                  1,437
                                                                                                     --------             ---------
Cash and cash equivalents, end of quarter .............................................             $ 13,286              $   2,616
                                                                                                    ========              =========

Supplemental disclosure of cash flow:
Interest paid .........................................................................             $  6,718              $   4,442
                                                                                                    ========              =========


Non-cash financing transactions:
Employee share purchase loans .........................................................             $  3,702              $   6,197
                                                                                                    ========              =========
Mortgage assumed by purchaser of property .............................................             $  2,079
                                                                                                    ========              =========
Increase in preferred dividends payable ...............................................             $    142
                                                                                                    ========              =========

Issuance of shares and units to acquire properties ....................................                                   $     887
                                                                                                    ========              =========

Mortgages assumed to acquire properties ...............................................                                   $  12,435
                                                                                                    ========              =========


The accompanying notes are an integral part of these financial statements.

                                Great Lakes REIT
                   Notes to Consolidated Financial Statements
                   Dollars in thousands, except per share data
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT (the "Company") was formed in 1992 to invest in income-producing real property. In 1998, the Company changed its form of organization from a Maryland corporation to a Maryland real estate investment trust. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and service center properties primarily located in the Midwest. At June 30, 1999, the Company owned and operated 38 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office and service center properties to over 550 tenants who are engaged in a variety of businesses. The Company conducts substantially all of its operations through Great Lakes REIT, L.P. of which the Company is the sole general partner.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 1998 10-K.

2.       Segment Information

The Company has three reportable segments distinguished by property type. The property types are office, office/service center, and industrial, and are primarily located in the Midwest. As of June 30, 1999, the properties were leased to more than 550 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income. Net operating income is an industry measure of a property's performance.

The following table summarizes the Company's segment information for the three and six months ended June 30, 1999 and 1998.


                                               For the six  months ended              For the three months ended
                                                        June 30,                                 June 30,
                                                1999               1998                1999                1998
Revenues
Office                                         $42,490             $31,617             $21,828            $17,071
Office/service center                            3,318               3,587               1,699              1,775
Industrial                                         172                 164                  33                 89
Deferred rental revenues                           163                 648                  90                387
Interest and other                                 519                 277                 274                168
                                                   ---                 ---                 ---                ---
  Total                                        $46,662             $36,293             $23,924            $19,490
                                               =======             =======             =======            =======

Net operating income
Office                                         $23,663             $17,751             $12,010             $9,515
Office/service center                            2,017               2,479               1,105              1,266
Industrial                                         141                  81                  34                 54
                                                   ---                  --                  --                 --
  Total                                        $25,821             $20,311             $13,149            $10,835
                                               =======             =======             =======            =======

Depreciation
and amortization
Office                                          $6,860              $4,908              $3,579             $2,709
Office/service center                              614                 538                 316                275
Industrial                                          33                  43                   7                 19
Other                                              242                 432                 126                179
                                                   ---                 ---                 ---                ---
  Total                                         $7,749              $5,921              $4,028             $3,182
                                                ======              ======              ======             ======

Interest expense
Office                                          $5,987              $4,261              $3,097             $2,516
Office/service center                              698                 548                 367                307
Industrial                                          70                 104                  15                 55
                                                    --                 ---                  --                 --
  Total                                         $6,755              $4,913              $3,479             $2,878
                                                ======              ======              ======             ======




Additions to properties
Office                                         $25,163            $115,103             $21,743            $89,761
Office/service center                              505                 469                 316                137
Industrial                                          36
Other                                               40                  50                  24                 18
                                                    --                  --                  --                 --
  Total                                        $25,744            $115,622             $22,083            $89,916
                                               =======            ========             =======            =======



Income before allocation to minority interests and gains on sale of properties

                                                For the six months ended               For the three months ended
                                                       June 30,                                 June 30,
                                                ------------------------               --------------------------
                                                1999                 1998                1999               1998
Office                                         $10,816              $8,582              $5,334             $4,290
Office/service center                              705               1,393                 422                684
Industrial                                          38                (66)                  12               (20)
Deferred rental revenues                           163                 648                  90                387
Interest and other income                          519                 277                 274                168
General and administrative                     (2,214)             (2,250)             (1,050)            (1,152)
Other depreciation                               (242)               (432)               (126)              (179)
                                                   ---                 ---                 ---                ---
Total                                           $9,785              $8,152              $4,956             $4,178
                                                ======              ======              ======             ======


Following is a summary of segment assets at June 30, 1999
and December 31, 1998:
                                              June 30,         December 31,
                                            -------------------------------
                                                1999                1998
Assets
Office                                        $406,932            $394,607
Office/service center                           31,317              31,841
Industrial                                                           3,949
Other                                           24,702              13,292
                                            -------------------------------
Total                                         $462,951            $443,689
                                            ===============================

3.       Property Acquisition

On May 11, 1999, the Company acquired Burlington Office Center located in Ann Arbor, Michigan for a contract price of $19,650. The property contains three multi-story office buildings totaling 178,000 square feet.

4.       Property Dispositions

On April 21, 1999, the Company sold its Elgin, Illinois property for a contract price of $4,700 (including the assumption of $2,079 of mortgage debt) resulting in a gain on sale of $658. The proceeds from this sale were reinvested in Burlington Office Center in a tax-deferred exchange (see note 3).

On June 30, 1999 the Company sold its 2800 River Road, Des Plaines, Illinois, and 1251 Plum Grove Road, Schaumburg, Illinois, properties for a total contract price of $11,600 resulting in a total gain on sale of $ 4,848. The Company expects to sell its Markham, Illinois property in the third or fourth quarter of 1999 at a disposition price ($514) that is less than the net book value of the property. Accordingly, the Company has recorded an anticipated loss on sale of this property in an amount of $648 at June 30, 1999.

The Company has signed a contract to sell its 565 Lakeview Parkway, Vernon Hills, Illinois property for $8,800 and expects to close this transaction in the third or fourth quarter of 1999.

5.       Long-term Debt

As of June 30, 1999, the Company has entered into an interest rate cap agreement with a major financial institution whereby the Company limited the LIBOR interest rate on $50,000 of its variable rate debt to no more than 6% per annum until June 2001. The cost of this agreement to the Company was $209 and is being amortized to expense over the period of the agreement (24 months).

6.       Commitments

The Company has committed to acquire, upon completion, an office building under construction in Pewaukee, Wisconsin for a maximum contract price of $11,400. The Company expects to close this acquisition in November or December of 1999. The Company has issued a $500 letter of credit as a deposit towards the purchase of this property.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and six months ended June 30, 1999. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1998 10-K.

Overview

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties primarily located in the Midwest. At June 30, 1999, the Company owned and operated 38 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 550 tenants who are engaged in a variety of businesses.

The Company expanded its real estate portfolio in 1998 through the acquisition of suburban office and office/service center properties. The Company has financed its growth through equity issuance and the incurrence of short- and long-term debt. Growth in net income and funds from operations (FFO) for the three and six months ended June 30, 1999 as compared to June 30, 1998 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1999 and 1998 from the dates of their respective acquisitions.

On May 11, 1999, the Company acquired Burlington Office Center located in Ann Arbor, Michigan for a contract price of $19,650. The property contains three multi-story office buildings totaling 178,000 square feet.

On April 21, 1999, the Company sold its Elgin, Illinois property for a contract price of $4,700 (including the assumption of $2,079 of mortgage debt) resulting in a gain on sale of $658. The proceeds from this sale were reinvested in Burlington Office Center in a tax-deferred exchange. On June 30, 1999 the Company sold its 2800 River Road, Des Plaines, Illinois, and 1251 Plum Grove Road, Schaumburg, Illinois, properties for a total contract price of $11,600 resulting in a total gain on sale of $4,848.

See the 1998 10-K for a description of 1998 acquisition activity. The Company did not have material disposition activity in 1998.

Three months ended June 30, 1999 compared to three months ended June 30, 1998

In analyzing the operating results for the quarter ended June 30, 1999, the changes in rental and reimbursement income, real estate taxes and property operating expenses, from 1998 are due principally to the following factors: (1) the addition of operating results from properties acquired subsequent to June 30, 1998, (2) the addition of operating results from properties acquired in 1999 and (3) improved operations of properties during 1999 as compared to 1998.

The Company acquired three properties during the second quarter of 1998 and three properties subsequent to June 30, 1998. The operating results of these properties have been included in the Company's financial statements from the dates of their acquisitions. A summary of these changes as they impact rental and reimbursement income, real estate taxes, and property operating expenses follows:

                                             Rental and   Real estate   Property
                                            reimbursement    taxes     operating
                                              income                    expenses
Increase due to inclusion of results of        $2,970         $608          $901
properties  acquired in 1998
Increase due to properties acquired in 1999       495           65            69
Improved operations in 1999 as compared to 1998   863          836         (168)
                                               ---------------------------------
Total                                          $4,328       $1,509          $802
                                               =================================

Interest expense during the quarter ended June 30, 1999 increased by $601 as the Company had greater amounts of debt outstanding in 1999.

Depreciation and amortization increased in 1999 by $846 as the Company incurred these expenses on 38 properties as of June 30, 1999 as compared to 37 properties as of June 30, 1998.

The Company sold three properties and recorded an anticipated loss on sale of $648 on its Markham, Illinois property during the three months ended June 30, 1999 for a total net gain on sale of $4,858. The Company did not have any material dispositions during the same period of 1998.

Six months ended June 30, 1999 as compared to the six months ended June 30, 1998

In analyzing the operating results for the six months ended June 30, 1999, the changes in rental and reimbursement income, real estate taxes and property operating expenses, from 1998 are due principally to the following factors: (1) the addition of operating results from properties acquired in 1998, (2) the addition of operating results from properties acquired in 1999 and (3) improved operations of properties during 1999 as compared to 1998.

The Company acquired three properties during the second quarter of 1998 and three properties subsequent to June 30, 1998. The operating results of these properties have been included in the Company's financial statements from the dates of their acquisitions. A summary of these changes as they impact rental and reimbursement income, real estate taxes, and property operating expenses follows:

                                            Rental and    Real estate   Property
                                           reimbursement     taxes     operating
                                              income                    expenses
Increase due to inclusion of results of         $8,194      $1,389        $2,479
properties  acquired in 1998
Increase due to properties acquired in 1999        495          65            69
Improved operations in 1999 as compared to 1998  1,438         952           148
                                               ---------------------------------
Total                                          $10,127      $2,406        $2,696
                                               =================================

Interest expense during the quarter ended June 30, 1999 increased by $1,842 as the Company had greater amounts of debt outstanding in 1999.

Depreciation and amortization increased in 1999 by $1,828 as the Company incurred these expenses on 38 properties as of June 30, 1999 as compared to 37 properties as of June 30, 1998.

The Company sold three properties and recorded an anticipated loss on sale of $648 on its Markham, Illinois property during the six months ended June 30, 1999 for a total net gain on sale of $4,858. The Company did not have any material dispositions during the same period of 1998.


Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in order to comply with federal income tax requirements applicable to real estate investment trusts ("REITs").

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through additional borrowings on its existing $150,000 unsecured credit facility, which matures in April 2001, and with proceeds from the sale of properties. The Company had $112,066 outstanding on its unsecured credit facility at June 30, 1999.

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

In September 1998, the Company announced a 1,000,000 common share repurchase plan. During the six months ended June 30, 1999, the Company purchased 278,600 common shares and completed this plan. In March 1999, the Company announced that its board of trustees approved the repurchase of up to 500,000 common shares under a separate repurchase plan. During the six months ended June 30, 1999, the Company repurchased 107,701 common shares as part of the new plan. Common share repurchases totaled $5,986 for the six months ended June 30, 1999 under the two plans. These common share repurchases were funded through borrowings under the Company's unsecured credit facility and working capital.

During the six months ended June 30, June 30, 1999, the Company has generated approximately $14,000 of proceeds from property dispositions. These proposed dispositions are consistent with the Company's strategy to seek to enhance shareholder value in part through strategic dispositions. The Company currently plans to use the proceeds from the sales to reduce the outstanding balance on its unsecured credit facility, to acquire additional investment properties and for working capital.

The Company has signed contracts to sell its 565 Lakeview Parkway, Vernon Hills, Illinois, and Markham, Illinois, properties for $9,314. The Company anticipates closing these transactions in the third or fourth quarter of 1999.

The Company has committed to acquire, upon completion, an office building under construction in Pewaukee, Wisconsin for a maximum contract price of $11,400. The Company expects to close this acquisition in November or December of 1999. The Company has issued a $500 letter of credit under its unsecured credit facility as a deposit towards the purchase of this property.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO to be an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards) which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to other equity REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity. FFO is not indicative of funds available to fund the Company's working capital and other cash needs, including distributions to shareholders. FFO for the three and six months ended June 30, 1999 and 1998 is as follows (Dollars in Thousands):


                                                                   Six months ended                 Three months ended
                                                                        June 30,                           June 30,
                                                                   ----------------                   ----------------
                                                                1999               1998             1999            1998
Net income applicable to common shares                           $12,766            $8,129           $8,867          $4,161
Gain on sale of properties, net                                  (4,858)                            (4,858)

Depreciation and amortization                                      7,390             5,443            3,809           2,981
Minority interests                                                    49                23               33              17
                                                               ---------         ---------        ---------       ---------
FFO                                                              $15,347           $13,595           $7,851          $7,159
                                                               =========         =========        =========       =========

Forward-Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. In addition, statements regarding the Company's expectations with respect to its short-term and long-term liquidity requirements and related sources, statements regarding the anticipated timing and proceeds related to planned property dispositions and expenditures regarding property acquisitions are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, changes in the market value of the Company's equity securities, increased competition for acquisition of new properties, availability of alternative financing sources, unanticipated delays in property sales, adverse changes in the market value of properties selected for sale, unanticipated expenses and delays in acquiring properties or increasing occupancy rates and economic and business conditions in the markets in which the Company owns and operates properties. In addition, many of the statements below with respect to Year 2000 issues and status are forward-looking statements and are subject to the uncertainties expressed below.

Year 2000 Issues and Status

The Company recognizes the importance of Year 2000 issues and in 1998 initiated a program of evaluation, remediation and testing of the systems and equipment serving its business and properties for Year 2000 readiness. The Company is also assessing the readiness of external parties, including its suppliers, vendors, bankers, insurers and other service providers, as well as its tenants. The evaluation phase is intended to determine the readiness of internal systems and equipment as well as the readiness of third parties. The remediation phase includes computer software, hardware and operating equipment as well as identifying solutions to possible third party noncompliance. The testing phase includes integrated testing of all systems, including those that have been modified.

Amounts incurred to date for evaluation, remediation and testing costs have not been material. The current status of the Company's state of readiness and expected completion dates for evaluation, remediation and testing related to Year 2000 issues are summarized below:

Financial software: The evaluation of the Company's financial software is 100% complete. Because the Company believes this software is Year 2000 compliant, the Company believes that no remediation is required. The Company has not yet tested whether the financial items are in fact Year 2000 compliant, but expects to conduct and complete such testing in the third quarter of 1999. Costs associated with the testing phase are not expected to be material.

Networking software: In the first quarter of 1999 the Company completed the upgrade of its internal computer networking software and hardware to a system that the Company believes is Year 2000 compliant. Total costs incurred were $16.

Building systems: Building systems include heating and air-conditioning control systems, elevator operating software, building security systems, telephone systems and alarm monitoring systems. The Company has contacted its significant vendors related to these systems in order to evaluate Year 2000 issues with respect to embedded technology related to these building systems. The Company has requested that the vendors for these systems indicate their compliance with Year 2000 issues.

During the evaluation process the Company has identified several building systems in certain of its properties that will need modification or replacement to be Year 2000 compliant. Total costs for these upgrades, which are expected to be incurred prior to the fourth quarter of 1999, are expected to be $250. Costs incurred for the six months ended June 30, 1999 were $42.

Tenants: The Company has contacted its tenants regarding their Year 2000 readiness, including whether the respective tenant's accounts payable systems will be able to make required payments on a timely basis after December 31, 1999. Based upon the responses received to date the Company does not anticipate rent collections will be materially affected by Year 2000 compliance issues. The Company has received responses from 33 % (based on square feet occupied) of its tenants. These responses indicate that the tenants expect to make payments after December 31, 1999 on a timely basis.

The Company believes that internal remediation and testing of financial and networking technology systems and building systems will be completed as indicated above and will not adversely affect the results of operations and financial condition of the Company. If any or all of these efforts are delayed, however, there could be disruption of the Company's financial, networking and building systems. Critical third party vendors, suppliers and service providers have been contacted to evaluate their Year 2000 readiness. However, not all external parties providing equipment, materials and services to the Company, including regional utilities, have assured the Company that their systems or products are fully Year 2000 compliant. There may be vendors, suppliers and tenants who will not be compliant on a timely basis or who will fail to become compliant with Year 2000 issues. Accordingly, there can be no assurance that the Company's operations will not be disrupted as a result of Year 2000 issues.

The Company is in the process of developing contingency plans, as part of the remediation phases indicated above, in an effort to provide a continued supply of building services or to mitigate the effect of any service disruptions or equipment failures that may occur. These contingency plans are expected to be completed by the fourth quarter of 1999.

The Company believes that, even in the in the most likely, worst case scenario, Year 2000 issues are not likely to have a material adverse effect on the Company's business, consolidated results of operations and consolidated financial position. However, the economic consequences of potential disruptions related to Year 2000 issues, including a global economic slowdown, could have a material adverse effect on the Company's business, consolidated results of operations and consolidated financial position.

ITEM 3. MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has indebtedness outstanding at fixed and variable rates.

The Company's variable rate debt bears interest at LIBOR plus 1% to 1.3% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. As of June 30, 1999, the Company has entered into an interest rate cap agreement with a major financial institution whereby the Company limited the LIBOR interest rate on $50,000 of its variable rate debt to no more than 6% per annum until June 2001. The cost of this agreement to the Company was $209 and is being amortized to expense over the period of the agreement (24 months). The Company may, in the future, enter into additional interest rate swaps, interest rate caps or other derivative financial instruments to fix interest rates on its variable rate debt. The Company generally operates with variable rate debt representing less than 50% of total long-term debt.

At June 30, 1999, the Company had $101,293 of fixed rate debt outstanding at an average rate of 6.96%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 69% of the Company's long-term debt outstanding (including the interest rate cap agreement described above) at June 30, 1999, bears interest at fixed rates. The Company may, as market conditions warrant, incur additional long-term debt at fixed rates on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:


                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                            1999(1)        2000         2001     2002       2003    Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable                  $1,183      $2,484       $2,660   $2,851    $13,860       $78,255
     Average interest rate                    6.97%       6.97%        6.97%    6.97%      7.06%         6.94%
Variable Rate
     Bank loan payable                                              $112,066
     Average interest rate(2)
     Bonds payable                                         $280          310      340        375         3,245
     Average interest rate                      (3)         (3)          (3)      (3)        (3)           (3)

(1)      For the period July 1, 1999 to December 31, 1999.

(2) The current interest rate on this debt is LIBOR + 1.3%.

(3) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate for the six months ended June 30, 1999 was 4.95%.

Part II Other Information

Item 2. Changes in Securities (Dollars in thousands)

During the quarter ended June 30, 1999, the Company issued 28,097 common shares pursuant to the exercise of outstanding share options with an aggregate exercise price of $343. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 1999, the Company held its 1999 Annual Shareholders' Meeting. Seven members of the Company's Board of Trustees were nominated and were reelected to serve another term at the annual meeting. No other matters were submitted to a vote of shareholders at the annual meeting. The following is a list of individuals who were elected to the Board of Trustees at the annual meeting: Mr. James J. Brinkerhoff, Mr. Patrick R. Hunt, Mr. Daniel E. Josephs, Mr. Daniel P. Kearney, Mr. Edward Lowenthal, Mr. Richard A. May, and Mr. Donald E. Phillips. The following table describes the voting results for each of the nominees.


Name of Nominee                   For                    Against                 Abstain                Total
James J. Brinkerhoff              13,414,848             17,589                  3,094,024              16,526,461
Patrick R. Hunt                   13,416,148             16,289                  3,094,024              16,526,461
Daniel E. Josephs                 13,413,441             18,996                  3,094,024              16,526,461
Daniel P. Kearney                 13,414,841             17,596                  3,094,024              16,526,461
Edward Lowenthal                  13,416,148             16,289                  3,094,024              16,526,461
Richard A. May                    13,411,844             20,593                  3,094,024              16,526,461
Donald E. Phillips                13,414,314             18,096                  3,094,501              16,526,461

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed with this report:

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





                                                   Great Lakes REIT.
                                                      (Registrant)






Date: August 10, 1999                               /s/ James Hicks
                                                Chief Financial Officer
                                                          and
                                                       Treasurer
                                                (Principal Financial and
                                                    Accounting Officer)