Form 10-Q
period 1999-09-30
GREAT LAKES REIT
filed 1999-11-12
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of November 2, 1999: 16,295,098.



                                Great Lakes REIT
                               Index to Form 10-Q
                               September 30, 1999
                                                                                     Page Number

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of September 30, 1999
                      and December 31, 1998                                                4

                      Consolidated Statements of Income
                      for the three months
                      ended September 30, 1999 and 1998                                    5

                      Consolidated Statements of Income
                      for the nine months
                      ended September 30, 1999 and 1998                                    6

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the nine months ended September 30, 1999                         7

                      Consolidated Statements of Cash Flows
                      for the nine months
                      ended September 30, 1999 and 1998                                    8

                      Notes to Consolidated Financial Statements                           9

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                           11

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk          14

Part II - Other Information

         Item 2.      Changes in Securities                                               16

         Item 6.      Exhibits and Reports on Form 8-K                                    16





Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands)                                                      September 30,     December 31,
                                                                            ------------------------------
                                                                                     1999            1998
                                                                                     ----            ----
Assets
Properties:
Land                                                                               $60,345        $60,960
Buildings, improvements, and equipment                                             399,760        388,068
                                                                            ------------------------------
                                                                                   460,105        449,028
Less accumulated depreciation                                                       30,596         22,166
                                                                            ------------------------------
                                                                                   429,509        426,862
Cash and cash equivalents                                                            9,825          2,466
Real estate tax escrows                                                                225            619
Rents receivable                                                                     4,926          5,021
Deferred financing and leasing costs, net of accumulated amortization                6,011          6,067
Goodwill, net of accumulated amortization                                            1,228          1,284
Other assets                                                                         2,093          1,370
                                                                            ------------------------------

Total assets                                                                      $453,817       $443,689
                                                                            ==============================

Liabilities and shareholders' equity

Bank loan payable                                                                  $98,000        $84,291
Mortgage loans payable                                                             100,713        104,532
Bonds payable                                                                        4,550          4,800
Accounts payable and accrued liabilities                                             6,473          4,338
Accrued real estate taxes                                                           12,137         11,149
Prepaid rent                                                                         3,411          3,220
Security deposits                                                                    1,064          1,107
Distributions/dividends payable                                                      5,603
                                                                            ------------------------------

Total liabilities                                                                  231,951        213,437
                                                                            ------------------------------

Minority interests                                                                     951          1,165
                                                                            ------------------------------

Preferred shares of beneficial interest ($0.01 par value,                           37,500         37,500
 10,000,000 shares authorized; 1,500,000 9 3/4% Series A
 Cumulative  Redeemable shares, with a $25.00 per share Liquidation  Preference, issued and outstanding in 1999 and 1998)
Common shares of beneficial interest ($0.01 par value,                                 178            175
 60,000,000 shares authorized; 17,816,883 and 17,513,578
 shares issued in 1999 and 1998, respectively)
Paid-in-capital                                                                    227,907        223,414
Retained earnings (deficit)                                                        (4,946)        (8,790)
Employee share purchase loans                                                     (16,339)       (11,967)
Deferred compensation                                                                 (27)           (44)
Treasury shares, at cost (1,521,785 and 743,184 shares in                         (23,358)       (11,201)
1999 and 1998, respectively)
                                                                            ------------------------------

Total shareholders' equity                                                         220,915        229,087
                                                                            ------------------------------

Total liabilities and shareholders'                                               $453,817       $443,689
equity
                                                                            ==============================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income  (unaudited)
(Dollars in Thousands, except per share data)
                                                                                Three months ended September 30,
                                                                        ------------------------------------------
                                                                                       1999                 1998
                                                                                       ----                 ----

Revenues:
Rental                                                                               $18,723              $16,685
Reimbursements                                                                         5,080                4,556
Interest and other                                                                       476                  217
                                                                        ------------------------------------------

Total revenues                                                                        24,279               21,458
                                                                        ------------------------------------------

Expenses:
Real estate taxes                                                                      3,683                3,332
Other property operating                                                               6,364                5,523
General and administrative                                                             1,210                1,393
Interest                                                                               3,593                3,440
Depreciation and amortization                                                          4,063                3,505
                                                                        ------------------------------------------

Total expenses                                                                        18,913               17,193
                                                                        ------------------------------------------

Income before gain on sale of properties                                               5,366                4,265

Gain on sale of properties, net                                                        3,203
                                                                        ------------------------------------------

Income before allocation to minority interests                                         8,569                4,265

Minority interests                                                                        30                   18
                                                                        ------------------------------------------

Net income                                                                             8,539                4,247

Income allocated to preferred shareholders                                               914
                                                                        ------------------------------------------

Net income applicable to common shares                                                $7,625               $4,247
                                                                        ==========================================

Earnings per common share - basic                                                      $0.46                $0.25
                                                                        ==========================================

Weighted average common shares outstanding - basic                                16,522,078           17,275,676
                                                                        ==========================================

Diluted earnings per common share                                                      $0.46                $0.24
                                                                        ==========================================

Weighted average common shares outstanding - diluted                              16,602,010           17,406,102
                                                                        ==========================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)
                                                                                 Nine months ended September 30,
                                                                         -----------------------------------------
                                                                                        1999                1998
                                                                                        ----                ----

Revenues:
Rental                                                                                $54,864             $44,854
Reimbursements                                                                         15,081              12,404
Interest and other                                                                        996                 494
                                                                         -----------------------------------------

Total revenues                                                                         70,941              57,752
                                                                         -----------------------------------------

Expenses:
Real estate taxes                                                                      11,828               9,072
Other property operating                                                               18,377              14,840
General and administrative                                                              3,424               3,643
Interest                                                                               10,349               8,354
Depreciation and amortization                                                          11,812               9,426
                                                                         -----------------------------------------

Total expenses                                                                         55,790              45,335
                                                                         -----------------------------------------

Income before gain on sale of properties                                               15,151              12,417

Gain on sale of properties, net                                                         8,061
                                                                         -----------------------------------------

Income before allocation to minority interests                                         23,212              12,417

Minority interests                                                                         79                  41
                                                                         -----------------------------------------

Net income                                                                             23,133              12,376

Income allocated to preferred shareholders                                              2,742
                                                                         -----------------------------------------

Net income applicable to common shares                                                $20,391             $12,376
                                                                         =========================================

Earnings per common share - basic                                                       $1.23               $0.74
                                                                         =========================================

Weighted average common shares outstanding - basic                                 16,529,085          16,801,186
                                                                         =========================================

Diluted earnings per common share                                                       $1.23               $0.73
                                                                         =========================================

Weighted average common shares outstanding - diluted                               16,609,017          17,015,289
                                                                         =========================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited) For the Nine Months Ended September 30, 1999
(Dollars in Thousands)

                                                                   1999
-------------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                   $37,500
Proceeds from the sale of preferred shares
-------------------------------------------------------------------------
Balance at end of period                                          37,500

Common Shares
Balance at beginning of period                                       175
Exercise of share options                                              3
-------------------------------------------------------------------------
Balance at end of period                                             178

Paid-in capital
Balance at beginning of period                                   223,414
Exercise of share options                                          4,493
-------------------------------------------------------------------------
Balance at end of period                                         227,907

Retained earnings (deficit)
Balance at beginning of period                                   (8,790)
Net income                                                        23,133
Distributions/dividends                                         (19,289)
-------------------------------------------------------------------------
Balance at end of period                                         (4,946)

Employee share purchase loans
Balance at beginning of period                                  (11,967)
Exercise of share options                                        (4,372)
-------------------------------------------------------------------------
Balance at end of period                                        (16,339)

Deferred compensation
Balance at beginning of period                                      (44)
Amortization of deferred compensation                                 17
-------------------------------------------------------------------------
Balance at end of period                                            (27)

Treasury shares
Balance at beginning of period                                  (11,201)
Purchase of treasury shares                                     (12,157)
-------------------------------------------------------------------------
Balance at end of period                                        (23,358)
-------------------------------------------------------------------------
Total shareholders' equity                                      $220,915
=========================================================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)
                                                                      Nine Months Ended September 30,
                                                                    ----------------------------------
                                                                             1999             1998
                                                                             ----             ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $23,133          $12,376
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                              11,812            9,426
   Gain on sale of properties                                                (8,061)
   Other non-cash items                                                           96               63
Net changes in assets and liabilities:
   Rents receivable                                                               95          (1,077)
   Real estate tax escrows and other assets                                       34            (669)
   Accounts payable, accrued expenses and other liabilities                    2,141            2,629
   Accrued real estate taxes                                                     988            4,068
   Payment of deferred leasing costs                                         (1,545)          (2,044)
                                                                    ----------------------------------
Net cash provided by operating activities                                     28,693           24,772
                                                                    ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                      (19,634)        (128,793)
Additions to buildings, improvements and equipment                           (8,918)          (8,338)
Proceeds from property sales, net                                             21,959
Other investing activities                                                     (362)            1,610
                                                                    ----------------------------------
Net cash used by investing activities                                        (6,955)        (135,521)
                                                                    ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred shares                                              22,500
Payment of share offering costs                                                               (1,479)
Proceeds from exercise of share options                                          124               13
Proceeds from bank and mortgage loans payable                                 29,775          189,035
Distributions / dividends paid                                              (13,544)         (15,542)
Distributions to minority interests                                             (37)
Purchase of minority interests                                                 (256)
Purchase of treasury shares                                                 (12,157)          (6,452)
Payment of bank and mortgage loans and bonds                                (18,055)         (75,225)
Payment of deferred financing costs                                            (229)          (1,402)
                                                                    ----------------------------------
Net cash provided by financing activities                                   (14,379)          111,448
                                                                    ----------------------------------
Net increase (decrease) in cash and cash equivalents                           7,359              699
Cash and cash equivalents, beginning of year                                   2,466            1,437
                                                                    ----------------------------------
Cash and cash equivalents, end of quarter                                     $9,825           $2,136
                                                                    ==================================

Supplemental disclosure of cash flow:
Interest paid                                                                $10,335           $7,581
                                                                    ==================================


Non-cash financing transactions:
Employee share purchase loans                                                 $4,386           $6,515
                                                                    ==================================
Mortgage assumed by purchaser of property                                     $2,079
                                                                    ==================================
Increase in preferred dividends payable                                         $142
                                                                    ==================================
Issuance of shares and units to acquire properties                                               $887
                                                                    ==================================
Mortgages assumed to acquire properties                                                       $12,435
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

                                Great Lakes REIT
                   Notes to Consolidated Financial Statements
                   Dollars in thousands, except per share data
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT (the "Company") was formed in 1992 to invest in income-producing real property. In 1998, the Company changed its form of organization from a Maryland corporation to a Maryland real estate investment trust. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and office/service center properties primarily located in the Midwest. At September 30, 1999, the Company owned and operated 37 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office and office/service center properties to over 550 tenants who are engaged in a variety of businesses. The Company conducts substantially all of its operations through Great Lakes REIT, L.P., of which the Company is the sole general partner.

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

2.       Segment Information

The Company has three reportable segments distinguished by property type. The property types are office, office/service center, and industrial, and are primarily located in the Midwest. As of September 30, 1999, the properties were leased to more than 550 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income. Net operating income is an industry measure of a property's performance.

The following table summarizes the Company's segment information for the three and nine months ended September 30, 1999 and 1998.


                                               For the nine months ended             For the three months ended
                                                     September 30,                            September 30,
                                                 1999               1998                1999                1998
Revenues
Office                                         $64,328             $50,547             $21,839            $18,930
Office/service center                            5,012               5,297               1,693              1,709
Industrial                                         172                 255                                     91
Deferred rental revenues                           433               1,159                 271                511
Interest and other                                 996                 494                 476                217
                                    ==============================================================================
  Total                                        $70,941             $57,752             $24,279            $21,458
                                    ==============================================================================

Net operating income
Office                                         $35,939             $28,411             $12,274            $10,658
Office/service center                            3,228               3,635               1,211              1,156
Industrial                                         140                 141                                     61
                                    ==============================================================================
  Total                                        $39,307             $32,187             $13,485            $11,875
                                    ==============================================================================

Depreciation
and amortization
Office                                         $10,440              $8,020              $3,580             $3,113
Office/service center                              953                 815                 339                277
Industrial                                          33                  62                                     19
Other                                              386                 529                 144                 96
                                    ==============================================================================
  Total                                        $11,812              $9,426              $4,063             $3,505
                                    ==============================================================================

Interest expense
Office                                          $9,194              $7,334              $3,205             $3,080
Office/service center                            1,085                 858                 388                302
Industrial                                          70                 162                                     58
                                    ==============================================================================
  Total                                        $10,349              $8,354              $3,593             $3,440
                                    ==============================================================================



Additions to properties
Office                                         $27,816            $149,820              $2,656            $34,716
Office/service center                              669                 536                 163                 67
Industrial                                          36                  37                                     37
Other                                               41                  60                   1                 10
                                    ==============================================================================
  Total                                        $28,562            $150,453              $2,820            $34,830
                                    ==============================================================================

Income before allocation to minority interests and gains on sale of properties

                                             For the nine months ended             For the three months ended
                                                       September 30,                         September 30,
                                                 1999               1998                 1999               1998

Office                                         $16,305             $13,057              $5,489             $4,465
Office/service center                            1,190               1,962                 484                577
Industrial                                          37                (83)                                   (16)
Deferred rental revenues                           433               1,159                 271                511
Interest and other income                          996                 494                 476                217
General and administrative                     (3,424)             (3,643)             (1,210)            (1,393)
Other depreciation                               (386)               (529)               (144)               (96)
                                    ------------------------------------------------------------------------------

Total                                          $15,151             $12,417              $5,366             $4,265
                                    ==============================================================================

Following is a summary of segment assets at September 30, 1999 and December 31, 1998:
                                         September 30,        December  31,
                                   ----------------------------------------
                                               1999                1998
Assets
Office                                        $401,847            $394,607
Office/service center                           31,132              31,841
Industrial                                                           3,949
Other                                           20,838              13,292
                                   ----------------------------------------
Total                                         $453,817            $443,689
                                   ========================================

3.       Property Acquisition

On May 11, 1999, the Company acquired Burlington Office Center located in Ann Arbor, Michigan for a contract price of $19,650. The property contains three multi-story office buildings totaling 178,000 square feet.

4.       Property Dispositions

On April 21, 1999, the Company sold its Elgin, Illinois property for a contract price of $4,700 (including the assumption of $2,079 of mortgage debt) resulting in a net gain on sale of $658. The proceeds from this sale were reinvested in Burlington Office Center in a tax-deferred exchange (see note 3).

On June 30, 1999, the Company sold its 2800 River Road, Des Plaines, Illinois, and 1251 Plum Grove Road, Schaumburg, Illinois, properties for a total contract price of $11,600 resulting in a total net gain on sale of $ 4,848. The Company expects to sell its Markham, Illinois property in the fourth quarter of 1999 at a disposition price ($514) that is less than the net book value of the property. Accordingly, the Company has recorded an anticipated net loss on sale of this property in an amount of $648 during the nine months ended September 30, 1999.

On August 25, 1999, the Company sold its 565 Lakeview Parkway, Vernon Hills, Illinois property for $8,800 resulting in a net gain on sale of $3,203.

5.       Long-term Debt

In June 1999, the Company entered into an interest rate cap agreement with a major financial institution whereby the Company has limited the LIBOR interest rate on $50,000 of its variable rate debt to no more than 6% per annum until June 2001. The cost of this agreement to the Company was $209 and is being amortized to expense over the period of the agreement (24 months).

6.       Commitments

The Company has committed to acquire, upon completion, an office building under construction in Pewaukee, Wisconsin for a maximum contract price of $11,400. The Company expects to close this acquisition in December 1999. The Company has obtained a $500 letter of credit as a deposit towards the purchase of this property.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share data)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and nine months ended
September 30, 1999. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1998 10-K.

Overview

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties primarily located in the Midwest. At September 30, 1999, the Company owned and operated 37 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 550 tenants who are engaged in a variety of businesses.

Growth in net income and funds from operations (FFO) for the three and nine months ended September 30, 1999 as compared to September 30, 1998 was due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1999 and 1998 from the dates of their respective acquisitions.

On May 11, 1999, the Company acquired Burlington Office Center located in Ann Arbor, Michigan for a contract price of $19,650. The property contains three multi-story office buildings totaling 178,000 square feet.

On April 21, 1999, the Company sold its Elgin, Illinois property for a contract price of $4,700 (including the assumption of $2,079 of mortgage debt) resulting in a net gain on sale of $658. The proceeds from this sale were reinvested in Burlington Office Center in a tax-deferred exchange. On June 30, 1999 the Company sold its 2800 River Road, Des Plaines, Illinois, and 1251 Plum Grove Road, Schaumburg, Illinois, properties for a total contract price of $11,600 resulting in a total net gain on sale of $4,848.

On August 25, 1999, the Company sold its 565 Lakeview Parkway, Vernon Hills, Illinois property for $8,800 resulting in a net gain on sale of $3,203.

See the 1998 10-K for a description of 1998 acquisition activity. The Company did not have material disposition activity in 1998.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

In analyzing the operating results for the quarter ended September 30, 1999, the changes in rental and reimbursement income, real estate taxes and property operating expenses from the same period in 1998 are due principally to the following factors: (1) the addition of operating results from properties acquired subsequent to September 30, 1998, (2) the addition of operating results from properties acquired in 1999, (3) operating results of properties sold in 1999 and (4) improved operations of properties during 1999 as compared to 1998.

The Company acquired three properties during the third quarter of 1998 and one property subsequent to September 30, 1998. The operating results of these properties have been included in the Company's financial statements from the dates of their acquisitions. In addition, the Company sold four properties in 1999. A summary of these changes as they impact rental and reimbursement income, real estate taxes, and property operating expenses follows:


                                                                    Rental and        Real estate        Property
                                                                   reimbursement         taxes          operating
                                                                      income                             expenses

Increase due to inclusion of results of  properties  acquired         $1,520               $546           $332
in 1998
Increase due to properties acquired in 1999                              754                119            282
Decrease due to property dispositions in 1999                          (691)              (113)          (149)
Improved operations in 1999 as compared to 1998                          979              (201)            376
                                                           --------------------- ------------------ --------------
Total                                                                 $2,562               $351           $841
                                                           ===================== ================== ==============

Interest expense during the quarter ended September 30, 1999 increased by $153 as the Company had greater amounts of debt outstanding in 1999 as compared to 1998.

Depreciation and amortization increased in 1999 by $558 as the Company had a gross book value of depreciable assets of $399,760 at September 30, 1999 as compared to $385,022 at September 30, 1998.

The Company sold one property during the three months ended September 30, 1999 for a total net gain on sale of $3,203. The Company did not have any material dispositions during the same period of 1998.

Nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998

In analyzing the operating results for the nine months ended September 30, 1999, the changes in rental and reimbursement income, real estate taxes and property operating expenses, from 1998 are due principally to the following factors: (1) the addition of operating results from properties acquired in 1998, (2) the addition of operating results from properties acquired in 1999, (3) operating results of properties sold in 1999 and (4) improved operations of properties during 1999 as compared to 1998.

The Company acquired three properties during the third quarter of 1998 and one property subsequent to September 30, 1998. The operating results of these properties have been included in the Company's financial statements from the dates of their acquisitions. In addition, the Company sold four properties in 1999. A summary of these changes as they impact rental and reimbursement income, real estate taxes, and property operating expenses follows:


                                                                    Rental and        Real estate      Property
                                                                   reimbursement         taxes        operating
                                                                      income                           expenses

Increase due to inclusion of results of  properties  acquired         $9,584             $1,920         $2,147
in 1998
Increase due to properties acquired in 1999                            1,249                184            351
Decrease due to property dispositions in 1999                          (259)              (160)          (102)
Improved operations in 1999 as compared to 1998                        2,113                812          1,141
                                                           --------------------- ------------------ --------------
Total                                                                $12,687             $2,756         $3,537
                                                           ===================== ================== ==============

Interest expense during the nine months ended September 30, 1999 increased by $1,995 as the Company had greater amounts of debt outstanding in 1999 as compared to 1998.

Depreciation and amortization increased in 1999 by $2,386 as the Company had a gross book value of depreciable assets of $399,760 at September 30, 1999 as compared to $385,022 at September 30, 1998.

The Company sold four properties and recorded an anticipated loss on sale of $648 on its Markham, Illinois property during the nine months ended September 30, 1999 for a total net gain on sale of $8,061. The Company did not have any material dispositions during the same period of 1998.


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

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through additional borrowings under its existing $150,000 unsecured bank credit facility, which matures in April 2001, and with proceeds from the sale of properties. The Company had $98,000 outstanding under its unsecured bank credit facility at September 30, 1999.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or additional equity securities in the Company, and targeted property dispositions.

In September 1998, the Company announced a 1,000,000 common share repurchase plan. During the nine months ended September 30, 1999, the Company purchased 278,601 common shares and completed the purchase of 1,000,000 common shares under this plan at an average cost to the Company of $15.34 per share. In March 1999, the Company announced that its board of trustees approved the repurchase of up to 500,000 common shares under a separate repurchase plan. As of September 30, 1999, the Company had repurchased 500,000 common shares as part of the new plan at an average cost to the Company of $15.50 per share. Common share repurchases totaled $12,157 for the nine months ended September 30, 1999 under the two plans. These common share repurchases were funded through borrowings under the Company's unsecured bank credit facility, proceeds from property dispositions and working capital.

During the nine months ended September 30, 1999, the Company generated approximately $22,000 of net proceeds from property dispositions. These dispositions are consistent with the Company's strategy to seek to enhance shareholder value in part through strategic dispositions. The net proceeds from the sales were or will be used to repay borrowings under its unsecured bank credit facility, to repurchase common shares, to acquire additional investment properties and for working capital.

The Company has signed a contract to sell its Markham, Illinois, property for $514. The Company anticipates closing this transaction in the fourth quarter of 1999.

The Company has committed to acquire, upon completion, an office building under construction in Pewaukee, Wisconsin for a maximum contract price of $11,400. The Company expects to close this acquisition in December 1999. The Company has obtained a $500 letter of credit under its unsecured bank credit facility as a deposit towards the purchase of this property.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO to be an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards). The Company's method of computing FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to other equity REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity. FFO is not indicative of funds available to fund the Company's working capital and other cash needs, including distributions to shareholders. FFO for the three and nine months ended September 30, 1999 and 1998 is as follows (dollars in thousands):


                                                                    Nine months ended                 Three months ended
                                                                        September 30,                     September 30,
                                                                   1999              1998             1999             1998

Net income applicable to common shares                           $20,391           $12,376           $7,625          $4,247
Gain on sale of properties, net                                  (8,061)                            (3,203)
Depreciation and amortization                                     11,307             8,827            3,917           3,384
Minority interests                                                    79                41               30              18
                                                        ----------------- ----------------- ---------------- ---------------
FFO                                                              $23,716           $21,244           $8,369          $7,649
                                                        ================= ================= ================ ===============

Forward-Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. In addition, statements regarding the Company's expectations with respect to its short-term and long-term liquidity requirements and related sources, statements regarding the anticipated timing and proceeds related to planned property dispositions and expenditures regarding the timing of property acquisitions are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, changes in the market value of the Company's equity securities, increased competition for acquisition of new properties, availability of alternative financing sources, changes in the timing of property sales and acquisitions, changes in the market value of properties expected to be sold, unanticipated expenses related to sale or acquisition transactions, or changes in occupancy rates and economic and business conditions in the markets in which the Company owns and operates properties. In addition, many of the statements below with respect to Year 2000 issues and status are forward-looking statements and are subject to the uncertainties expressed below.

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

Amounts incurred through September 30, 1999 for evaluation, remediation and testing costs were $178. The Company expects to incur an additional $180 of costs by December 31, 1999. The current status of the Company's state of readiness and expected completion dates for evaluation, remediation and testing related to Year 2000 issues are summarized below:

Financial software: The evaluation of the Company's financial software is 100% complete. Because the Company believes this software is Year 2000 compliant, the Company believes that no remediation is required. The Company is testing whether the financial items are in fact Year 2000 compliant and expects to complete such testing in November 1999.

Networking software: In the first quarter of 1999 the Company completed the upgrade of its internal computer networking software and hardware to a system that the Company believes is Year 2000 compliant.

Building systems: Building systems include heating and air-conditioning control systems, elevator operating software, building security systems, telephone systems and alarm monitoring systems. The Company has contacted its significant vendors related to these systems in order to evaluate Year 2000 issues with respect to embedded technology related to these building systems. During the evaluation process the Company identified several building systems in certain of its properties that needed modification or replacement to be Year 2000 compliant. Based upon information the Company has received from its vendors and its own remediation and testing program, the Company believes that the impact of any system failure is not likely to be material.

Tenants: The Company has contacted its tenants regarding their Year 2000 readiness, including whether the respective tenant's accounts payable systems will be able to make required payments on a timely basis which are due after December 31, 1999. Based upon the responses received to date the Company does not anticipate rent collections will be materially affected by Year 2000 compliance issues. The Company has received responses from 33 % (based on square feet occupied) of its tenants. These responses indicate that the tenants expect to make payments after December 31, 1999 on a timely basis.

The Company believes that internal remediation and testing of financial and networking technology systems and building systems will be completed as indicated above and will not adversely affect the results of operations or financial condition of the Company. If any or all of these efforts are delayed, however, there could be disruption of the Company's financial, networking and building systems. Critical third party vendors, suppliers and service providers have been contacted to evaluate their Year 2000 readiness. However, not all external parties providing equipment, materials and services to the Company, including regional utilities, have assured the Company that their systems or products are fully Year 2000 compliant. There may be vendors, suppliers and tenants who will not be compliant on a timely basis or who will fail to become compliant with Year 2000 issues. Accordingly, there can be no assurance that the Company's operations will not be disrupted as a result of Year 2000 issues.

The Company is in the process of developing contingency plans, as part of the remediation phases indicated above, in an effort to provide a continued supply of building services or to mitigate the effect of any service disruptions or equipment failures that may occur. These contingency plans are expected to be completed and implemented during the fourth quarter of 1999.

The Company believes that, even in the most likely, worst case scenario, Year 2000 issues are not likely to have a material adverse effect on the Company's business, results of operations and financial condition. However, the economic consequences of real or anticipated disruptions related to Year 2000 issues, including a global economic slowdown, could have a material adverse effect on the Company's business, results of operations or financial condition.

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

At September 30, 1999, the Company had $100,713 of fixed rate debt outstanding at an average rate of 6.96 %. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 74% of the Company's long-term debt outstanding (including the interest rate cap agreement described above) at September 30, 1999, bears interest at fixed rates. The Company may, as market conditions warrant, incur additional long-term debt at fixed rates on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:


                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                            1999(1)        2000         2001     2002       2003    Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable                    $758      $2,484       $2,660   $2,851    $13,860       $78,100
     Average interest rate                    6.97%       6.97%        6.97%    6.97%      7.06%         6.94%
Variable Rate
     Bank loan payable                                               $98,000
     Average interest rate(2)
     Bonds payable                                         $280         $310     $340       $375        $3,245
     Average interest rate                      (3)         (3)          (3)      (3)        (3)           (3)


(1)      For the period October 1, 1999 to December 31, 1999.

(2) The current interest rate on this debt is LIBOR + 1.3%.

(3) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate for the nine months ended September 30, 1999 was 5.1%.

Part II Other Information

Item 2. Changes in Securities (Dollars in thousands)

During the quarter ended September 30, 1999, the Company issued 3,518 unregistered common shares pursuant to the exercise of outstanding share options with an aggregate exercise price of $42. These shares were issued to the optionholders pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act, including Rule 701 thereunder.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed with this report:

Exhibit
Number                                      Description of Document
------                                      -----------------------

27.1                                        Financial Data Schedule


(b)      Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Great Lakes REIT
                                            (Registrant)






Date: November 12, 1999                   /s/ James Hicks
                                       Chief Financial Officer
                                                and
                                             Treasurer
                                      (Principal Financial and
                                         Accounting Officer)