Form 10-K
period 1999-12-31
GREAT LAKES REIT
filed 2000-03-23
CIK 1063393

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14307
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

              COMMON SHARES OF BENEFICIAL INTEREST, $.01 PAR VALUE

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 2, 2000, the aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant was $167,348,574.

    The number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of March 2, 2000 was 16,298,329.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part III incorporates by reference portions of the Registrant's Proxy Statement (to be filed) related to the Annual Meeting of Shareholders to be held May 16, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                GREAT LAKES REIT
                         FORM 10-K ANNUAL REPORT--1999
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I
    Item 1. Business........................................      3
    Item 2. Properties......................................      5
    Item 3. Legal Proceedings...............................     10
    Item 4. Submission of Matters to a Vote of Security
     Holders................................................     10
    Item 4A. Executive Officers of the Registrant...........     10

PART II
    Item 5. Market for Registrant's Common Equity and
     Related Shareholder Matters............................     12
    Item 6. Selected Financial Data.........................     13
    Item 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........     15
    Item 7A. Market Risk....................................     18
    Item 8. Financial Statements and Supplementary Data.....     19
    Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure....................     19

PART III (Incorporated by reference)
    Item 10. Trustees and Executive Officers of the
     Registrant.............................................     20
    Item 11. Executive Compensation.........................     20
    Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................     20
    Item 13. Certain Relationships and Related
     Transactions...........................................     20

PART IV
    Item 14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................     20
Signatures..................................................     24
Index to Financial Statements...............................    F-1

                                     PART I

ITEM 1--BUSINESS

GENERAL

    Great Lakes REIT, a Maryland real estate investment trust that is the successor to a business that began operations in 1992 (the "Company"), is a fully integrated, self-administered and self-managed real estate company. As of December 31, 1999, the Company owned and operated 36 properties (the "Properties") in the Chicago, Milwaukee, Minneapolis, Detroit, Columbus, Denver and Cincinnati areas (the "Current Markets"). The Properties contain approximately 5.2 million rentable square feet leased to more than 500 tenants with a weighted average occupancy rate of approximately 94% as of January 1, 2000. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"). The Company conducts substantially all of its operations through Great Lakes REIT, L.P. (the "Operating Partnership"), of which the Company is the sole general partner. All references to the "Company" in this Form 10-K include the Company and the Operating Partnership unless the context otherwise requires.

BUSINESS STRATEGY

    The Company's primary business strategy is to acquire, own and operate well-located, underperforming suburban office properties generally located in the Current Markets at attractive yields and to increase cash flow and property value by implementing a comprehensive operating strategy. The Company's operating strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. The Company seeks to establish itself as one of the suburban office property owner/operators of choice in the markets it serves and to maximize tenant retention.

    The Company continues to evaluate certain markets outside the Current Markets. In the event an appropriate acquisition opportunity is identified that is consistent with the other elements of the Company's primary business strategy, the Company may acquire properties in markets outside the Current Markets. In addition, the Company may from time to time consider acquiring properties located in select urban or central business district areas. In 1998, the Company purchased assets in suburban Denver and in the central business districts of Milwaukee and Columbus.

    The Company also intends to pursue limited new property development opportunities that are otherwise consistent with the Company's overall business strategy. In 1999, the Company completed the acquisition of a newly developed 96,700 square foot property in suburban Milwaukee which the Company had caused to be built. The Company also intends to enhance its leasing flexibility by offering build-to-suit development options to current and prospective tenants who require space that is otherwise unavailable in a particular market. In addition, the Company will continue to pursue the redevelopment of older properties in attractive locations.

    As part of its goal of maximizing shareholder value, the Company will engage in strategic dispositions of select Properties. The Company typically will seek to dispose of Properties when one or more of the following conditions is present: (i) market prices at or near replacement cost; (ii) high occupancy and limited potential to increase cash flow and property value within a reasonable period; (iii) the Company believes that its capital can be redeployed more efficiently; and (iv) ownership of the Property is no longer consistent with the Company's business strategy. The Company sold five properties in 1999 aggregating 345,000 square feet or 6.6% of its portfolio as of the beginning of the year resulting in net sales proceeds of $22.7 million. Subsequent to December 31, 1999, the Company signed a contract to sell its Downers Grove, Illinois property for $12.7 million.

FINANCING STRATEGY

    The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 40% to 50%; (ii) extending and sequencing the maturity dates of its debt; (iii) focusing on borrowing at fixed rates;
(iv) pursuing debt financings and refinancings on an unsecured basis; and
(v) maintaining relatively conservative debt service and fixed charge coverage ratios. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has a $150 million unsecured credit facility that is generally used for short-term funding of acquisition of additional properties and for working capital requirements. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest in the Operating Partnership plus outstanding indebtedness) at March 2, 2000 was 42.5%.

COMPETITION

    All of the Properties are located in competitive markets. The properties with which the Company competes for tenants are generally owned by institutional investors, other REITs or local real estate operators, however, no single competitor or small group of competitors is dominant in any of the Current Markets. An increase in the supply and a decrease in the demand for rental properties with characteristics similar to those of the Properties may adversely affect rental rates or the Company's ability to lease space at the Properties or other newly acquired properties. During 1999, vacancy rates in the Current Markets trended upward modestly, however the effect of the increase is not anticipated to be material to the Company. In addition, the Company may be competing with other owners and operators that have greater financial resources and more experience than the Company.

INSURANCE

    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in any of the Properties, as well as the anticipated future revenues from such Property and, in the case of recourse debt, the Company would remain obligated for any mortgage debt or other financial obligations related to such Property. Any such loss would adversely affect the Company. Moreover, as the general partner of the Operating Partnership, the Company will generally be liable for any of the Operating Partnership's unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured; however, no assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

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

    During the last four years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the property located at 2221 University Ave. SE, Minneapolis, Minnesota (the Phase I Assessments and the Phase II Assessment are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessment and certain limited sampling in connection with underground tank and/or piping removals at the properties located at 601 Campus Dr., Arlington Heights, Illinois and 11270 W. Park Place, Milwaukee, Wisconsin, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

OTHER MATTERS

    The Company's operations are not dependent on a single or few customers; no single customer accounts for more than 5% of the Company's total revenue. The Company's operations are not subject to significant seasonal fluctuations. As of December 31, 1999, the Company employed 85 persons, none of whom is represented by a collective bargaining unit.

    For additional information about the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments, see
Item 8, "Financial Statements and Supplementary Data."

ITEM 2--PROPERTIES

GENERAL

    As of December 31, 1999, the Company owned 36 Properties containing approximately 5.2 million square feet. The Properties consist primarily of Class A and Class B suburban office properties, which range in size from approximately 36,000 to 375,000 rentable square feet. The Properties consist of 29 suburban office properties, two central business district office buildings, and 5 office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 36 Properties are located primarily in the suburban areas of Chicago (14), Milwaukee (7), Minneapolis (2), Detroit (6), Columbus (4), Denver (2) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and providers of food and beverage service.

    Management believes that the location and quality of construction of the Properties, as well as the Company's reputation for providing superior tenant service, enable the Company to attract and retain a diverse tenant base. As of December 31, 1999, the Properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

    The following sets forth information regarding the Company's leases with its 20 largest tenants based upon annualized base rent as of January 1, 2000:

                                                                            PERCENTAGE OF               PERCENTAGE
                                                   REMAINING                  AGGREGATE     AGGREGATE       OF
                                         NUMBER      LEASE     ANNUALIZED     PORTFOLIO     RENTABLE     AGGREGATE
                                           OF       TERM IN    BASE RENTS    ANNUALIZED      SQUARE       LEASED
                                         LEASES    MONTHS(1)     (000S)       BASE RENT       FEET      SQUARE FEET
                                        --------   ---------   ----------   -------------   ---------   -----------
BNY Clearing Services, LLC............      1         44         $ 2,829         3.84%         99,163       2.01%
The Medstat Group.....................      2         95           1,889         2.57%        130,758       2.65%
ABN AMRO Mortgage Group, Inc..........      1         30           1,825         2.48%        102,506       2.08%
Ameritech Mobile Communications,
  Inc.................................      4         27           1,677         2.28%         90,982       1.84%
Ernst & Young, LLP....................      1         47           1,479         2.01%         58,859       1.19%
Citicorp of North America, Inc........      1         14           1,423         1.93%        168,414       3.41%
Legion Insurance Company..............      1         41           1,307         1.78%         58,890       1.19%
AT&T Corp.............................      1         36           1,146         1.56%         61,269       1.24%
Merrill Lynch, Pierce, Fenner & Smith
  Incorporated........................      3         75             981         1.33%         53,169       1.08%
Community Insurance Company...........      1         20             957         1.30%         77,206       1.57%
United HealthCare Services of
  Minnesota, Inc......................      1         28             944         1.28%        114,710       2.33%
Metropolitan Life Insurance Company...      3         36             944         1.28%         91,794       1.86%
Health Partners.......................      1         13             935         1.27%         75,797       1.54%
CSC Intelicom, Inc....................      2         13             925         1.26%         51,862       1.05%
Lucent Technologies, Inc..............      4         10             894         1.21%         52,364       1.06%
Compuware, Inc........................      1         51             860         1.17%         39,445       0.80%
Hartford Fire Insurance Company.......      1          6             837         1.14%         41,653       0.84%
Complete Business Solutions, Inc......      1         43             821         1.12%         37,413       0.76%
Employers Insurance of Wausau.........      2         61             785         1.07%         66,439       1.35%
APL, Ltd..............................      2         11             779         1.06%         47,219       0.96%
                                           --         --         -------        -----       ---------      -----
Total/Weighted Average................     34         36         $24,237        32.94%      1,519,912      30.81%

------------------------

(1) Weighted average calculation based on aggregate leased square footage for each tenant.

    The following table sets forth certain of the information as of January 1, 2000 regarding the Properties.

                                                                                                       LAND
                                                 OWNERSHIP       COMPANY        YEAR       DATE        AREA      SQUARE
PROPERTY LOCATION            PROPERTY TYPE       INTEREST      OWNERSHIP %     BUILT     ACQUIRED     ACRES      FOOTAGE
-----------------        ---------------------  -----------   -------------   --------   ---------   --------   ---------
SUBURBAN CHICAGO

1900 East Golf Rd.       Multi-story Office         Fee            100%         1980      Dec-96       12.9       265,242
Schaumburg, IL

1750 East Golf Rd.       Multi-story Office         Fee            100%         1985      Sep-97        7.7       212,659
Schaumburg, IL

160-185 Hansen Court     Single story Office/       Fee            100%         1986      Jan-94       10.6       113,941
Wood Dale, IL            Office service

3455, 3550, 3555 Salt    Single story Office/       Fee            100%         1984      Oct-97        8.7        98,355
Creek Ln.                Office service
Arlington Heights, IL

601 Campus Dr.           Single story Office/       Fee            100%         1987      May-93        6.0        96,219
Arlington Heights, IL    Office service

1011 East Touhy Ave.     Multi-story Office         Fee            100%         1978      Dec-93        5.3       153,777
Des Plaines, IL

1660 Feehanville Dr.     Multi-story Office         Fee            100%         1989      Aug-95        7.3        85,487
Mount Prospect, IL

175 E. Hawthorn Pkwy.    Multi-story Office         Fee            100%         1987      Sep-94        4.6        84,076
Vernon Hills, IL

Two Marriott Dr.         Single story Office        Fee            100%         1985      Jul-96        3.4        41,500
Lincolnshire, IL

3400 Dundee Rd.          Multi-story Office         Fee            100%         1986      Oct-93        2.6        74,884
Northbrook, IL

3010 & 3020              Single story Office/       Fee            100%         1986      Nov-96        8.8       126,911
Woodcreek Dr.            Office service
Downers Grove, IL

823 Commerce Dr.         Multi-story Office         Fee            100%         1969      Nov-95        2.6        45,098
Oak Brook, IL

3030 Warrenville Rd.     Multi-story Office         Fee            100%         1988      Sep-98       15.8       149,791
Lisle, IL

191 Waukegan Rd.         Multi-story Office         Fee            100%         1983      Sep-98        3.5        62,103
Northfield, IL

SUBURBAN MILWAUKEE

11270 W. Park Place      Multi-story Office         Fee            100%         1984      Sep-95        7.9       198,304
Milwaukee, WI

11925 W. Lake Park Dr.   Single story Office        Fee            100%         1989      Jun-93        3.4        36,069
Milwaukee, WI

2514 S. 102nd St. &      Multi-story Office         Fee            100%         1987      Nov-96        6.8       121,380
10150 W. National Ave.
West Allis, WI

150, 175, 250 Patrick    Single story Office/       Fee            100%         1987      Jun-94       12.0       116,541
Blvd.                    Office service
Brookfield, WI

375 Bishop's Way         Multi-story Office         Fee            100%         1987      Apr-97        4.1        54,297
Brookfield, WI

111 East Kilbourn Ave.   Multi-story Office         Fee            100%         1988      Apr-98        0.6       373,647
Milwaukee, WI

N17W24222 Riverwood Dr.  Multi-story Office         Fee            100%         1999      Dec-99        8.8        96,715
Pewaukee, WI

SUBURBAN MINNEAPOLIS / ST. PAUL

2550 University Ave. W   Multi-story Office         Fee            100%         1916      Dec-96/       4.4       320,230
St. Paul, MN                                                                              Jul-98

2221 University Ave. SE  Multi-story Office         Fee            100%         1979      May-95        2.8        97,663
Minneapolis, MN


                          OCCUPANCY      ENCUMBRANCE
PROPERTY LOCATION          1/1/00      (000'S OMITTED)
-----------------        -----------   ---------------
SUBURBAN CHICAGO
1900 East Golf Rd.           92.7%
Schaumburg, IL
1750 East Golf Rd.          100.0%
Schaumburg, IL
160-185 Hansen Court        100.0%
Wood Dale, IL
3455, 3550, 3555 Salt        86.1%
Creek Ln.
Arlington Heights, IL
601 Campus Dr.               93.8%               (1)
Arlington Heights, IL
1011 East Touhy Ave.         80.2%
Des Plaines, IL
1660 Feehanville Dr.        100.0%
Mount Prospect, IL
175 E. Hawthorn Pkwy.        99.1%               (1)
Vernon Hills, IL
Two Marriott Dr.            100.0%               (1)
Lincolnshire, IL
3400 Dundee Rd.              98.9%               (1)
Northbrook, IL
3010 & 3020                  94.2%               (1)
Woodcreek Dr.
Downers Grove, IL
823 Commerce Dr.            100.0%
Oak Brook, IL
3030 Warrenville Rd.         95.8%
Lisle, IL
191 Waukegan Rd.             88.3%
Northfield, IL
SUBURBAN MILWAUKEE
11270 W. Park Place          99.0%               (1)
Milwaukee, WI
11925 W. Lake Park Dr.       88.9%               (1)
Milwaukee, WI
2514 S. 102nd St. &          86.8%               (1)
10150 W. National Ave.
West Allis, WI
150, 175, 250 Patrick        81.0%       $  3,078
Blvd.
Brookfield, WI
375 Bishop's Way             94.1%
Brookfield, WI
111 East Kilbourn Ave.       95.6%
Milwaukee, WI
N17W24222 Riverwood Dr.      38.7%
Pewaukee, WI
SUBURBAN MINNEAPOLIS /
2550 University Ave. W       85.9%
St. Paul, MN
2221 University Ave. SE     100.0%       $  4,550
Minneapolis, MN

                                                                                                       LAND
                                                 OWNERSHIP       COMPANY        YEAR       DATE        AREA      SQUARE
PROPERTY LOCATION            PROPERTY TYPE       INTEREST      OWNERSHIP %     BUILT     ACQUIRED     ACRES      FOOTAGE
-----------------        ---------------------  -----------   -------------   --------   ---------   --------   ---------
SUBURBAN DETROIT

777 East Eisenhower      Multi-story Office         Fee            100%         1975      Dec-97       23.6       276,683
Pkwy.
Ann Arbor, MI

305, 315 & 325           Multi-story Office         Fee            100%        1983-      May-99       17.9       177,529
Eisenhower Pkwy.                                                                1989
Ann Arbor, MI

32255 Northwestern Hwy.  Multi-story Office         Fee            100%         1986      Dec-97       12.9       230,318
Farmington Hills, MI

1301 W. Long Lake Rd.    Multi-story Office         Fee            100%         1988      Nov-96       11.5       170,491
Troy, MI

No. 40 Oak Hollow        Multi-story Office         Fee            100%         1989      Dec-96        5.7        81,088
Southfield, MI

24800 Denso Dr.          Multi-story Office         Fee            100%         1987      Aug-95       10.5        79,546
Southfield, MI

SUBURBAN COLUMBUS

655 Metro Place South    Multi-story                Fee            100%         1986      Sep-97       15.0       215,676
Dublin, OH Office

4860-5000 Blazer Mem.    Single story Office        Fee            100%         1986      Sep-96       13.7       124,929
Pkwy.
Dublin, OH

425 Metro Place North    Multi-story Office         Fee            100%         1982      Sep-97        6.3       101,592
Dublin, OH

175 South Third St.      Multi-story Office         (2)            100%         1981      Jan-98         (2)      197,287
Columbus, OH

SUBURBAN CINCINNATI

30 Merchant St.          Multi-story Office         Fee            100%         1988      Apr-96        5.9        95,910
Springdale, OH

SUBURBAN DENVER

116 Inverness Dr. East   Multi-story Office         Fee            100%         1984      May-98        7.4       204,998
Englewood, CO

183 Inverness Dr. West   Multi-story Office         Fee            100%         1982      May-98       11.8       183,895
Englewood, CO
                                                                                                                ---------

Totals                                                                                                          5,164,831
                                                                                                                =========


                          OCCUPANCY      ENCUMBRANCE
PROPERTY LOCATION          1/1/00      (000'S OMITTED)
-----------------        -----------   ---------------
SUBURBAN DETROIT
777 East Eisenhower         100.0%
Pkwy.
Ann Arbor, MI
305, 315 & 325               93.1%
Eisenhower Pkwy.
Ann Arbor, MI
32255 Northwestern Hwy.      99.9%       $ 11,745
Farmington Hills, MI
1301 W. Long Lake Rd.       100.0%               (1)
Troy, MI
No. 40 Oak Hollow           100.0%               (1)
Southfield, MI
24800 Denso Dr.              98.8%               (1)
Southfield, MI
SUBURBAN COLUMBUS
655 Metro Place South        93.3%
Dublin, OH Office
4860-5000 Blazer Mem.        88.4%
Pkwy.
Dublin, OH
425 Metro Place North       100.0%
Dublin, OH
175 South Third St.          88.0%
Columbus, OH
SUBURBAN CINCINNATI
30 Merchant St.             100.0%
Springdale, OH
SUBURBAN DENVER
116 Inverness Dr. East      100.0%       $ 12,110
Englewood, CO
183 Inverness Dr. West      100.0%
Englewood, CO
                           ------        --------
Totals                       93.7%       $104,663(3)
                           ======        ========

----------------------------------

Footnotes: (dollars in thousands)

(1) These properties are pledged as security for a $73,180 mortgage loan.

(2) The land beneath this property is subject to a land lease expiring November 30, 2044 with one 15-year extension option. Annual rental payments are $50.

(3) Total includes the $73,180 mortgage loan noted in (1) above.

LEASES

    The Company's leases are structured for terms which range from one to ten years but which average five years. The Company's leases are a mixture of net leases (whereby tenants pay their pro rata share of real estate tax and operating expenses), and gross leases (under which tenants typically pay for all real estate tax and operating expenses above those for an established base year or agreed expense floor). Leases on a significant portion of the rentable square feet in the Company's portfolio are net leases that were in existence upon the Company's acquisition of the Properties. However, whether structured as net leases or gross leases, virtually all leases entered into by the Company require tenants to reimburse the Company for the tenant's pro-rata share of real estate tax and operating expense increases.

    Leases often contain provisions permitting tenants to renew at prevailing market rates. Under the Company's leases, the Company is generally responsible for structural repairs. Certain leases contain provisions, which permit the tenant to terminate its lease upon written notice to the Company, subject to the tenant's obligation to pay a termination penalty. Such termination penalties are generally negotiated with a tenant when a lease is executed and are usually calculated to compensate the Company for unamortized tenant improvements and leasing commissions at the termination date, and, in certain instances, for rent on the space for a period of months after the termination date.

    Lease Distributions. The following table sets forth information relating to the distribution of the Company's leases based on rentable square feet under lease, as of January 1, 2000.

                                         PERCENTAGE                             PERCENTAGE
                                        OF AGGREGATE       ANNUALIZED          OF AGGREGATE
                                      PORTFOLIO LEASED      BASE RENT      PORTFOLIO ANNUALIZED
SQUARE FEET UNDER LEASE                 SQUARE FEET      (000'S OMITTED)        BASE RENT
-----------------------               ----------------   ---------------   --------------------
 2,500 or Less.....................          5.66%           $ 4,760                6.25%
 2,501-5,000.......................         10.48%             8,758               11.49%
 5,001-7,500.......................         10.41%             7,801               10.24%
 7,501-10,000......................          7.47%             5,408                7.10%
10,001-20,000......................         16.97%            12,860               16.88%
20,001-40,000......................         17.40%            12,881               16.91%
40,001 +...........................         31.61%            23,725               31.13%
    TOTALS.........................        100.00%           $76,193              100.00%

    Lease Expirations--Portfolio Total. The following table sets forth a summary schedule of the lease expirations for the Properties for leases in place as of January 1, 2000, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                        PERCENTAGE OF      ANNUALIZED BASE
YEAR OF                SQUARE FOOTAGE   TOTAL LEASED       RENT OF EXPIRING       PERCENTAGE OF
LEASE                   OF EXPIRING        SQUARE       LEASES (000'S OMITTED)   TOTAL ANNUALIZED
EXPIRATION                 LEASES          FOOTAGE          AT EXPIRATION           BASE RENT
----------             --------------   -------------   ----------------------   ----------------
2000.................      850,172           17.84%             $12,595                16.53%
2001.................    1,005,026           21.10%              13,772                18.08%
2002.................    1,043,174           21.90%              16,732                21.96%
2003.................      742,367           15.58%              14,501                19.03%
2004.................      528,911           11.10%               9,003                11.82%
2005.................      158,400            3.32%               2,586                 3.39%
2006.................      117,378            2.46%               1,553                 2.04%
2007.................      112,950            2.37%               1,519                 1.99%
2008.................      132,588            2.78%               2,501                 3.28%
2009.................       73,273            1.55%               1,431                 1.88%
    TOTALS...........    4,764,239          100.00%             $76,193               100.00%

    The following table combines certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

                                                                                                                TOTAL/
                                                                                                               WEIGHTED
                                                                                                                AVERAGE
                                    1993       1994       1995       1996       1997       1998       1999     1993-1999
                                  --------   --------   --------   --------   --------   --------   --------   ---------
Aggregate rentable square
  footage of expiring leases
  (1)...........................   54,157     26,716     92,205    139,615    347,150    703,759    611,274    1,974,876
Aggregate rentable square
  footage of lease renewals.....   54,157     19,645     72,586    118,142    175,247    410,752    422,940    1,273,469
Percentage of expiring rentable
  square footage renewed........      100%        74%        79%        85%        50%        58%        69%          65%

------------------------

(1) The aggregate rentable square footage of expiring leases excludes those leases for tenants that vacated subsequent to the Company's acquisition of a property where the Company believes the decision to vacate was made prior to the Company's acquisition of the property.

ITEM 3--LEGAL PROCEEDINGS

    As of March 2, 2000, the Company was not a party to any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Trustees. The following table sets forth certain information with respect to the executive officers of the Company:

NAME                           AGE              PRESENT POSITION AND OFFICES WITH THE COMPANY
----                         --------   --------------------------------------------------------------
Richard A. May.............     55      Chief Executive Officer and Chairman of the Board of Trustees

Patrick R. Hunt............     46      President, Chief Operating Officer and Trustee

Richard L. Rasley..........     43      Executive Vice President, Secretary, Co-General Counsel

James Hicks................     44      Chief Financial Officer and Treasurer

Raymond M. Braun...........     40      Chief Investment Officer

Kim S. Mills...............     51      Senior Vice President--Leasing

Edith M. Scurto............     34      Senior Vice President--Property Management

    RICHARD A. MAY. Mr. May co-founded the Company in 1992 and has served as principal executive officer and as Chairman of the Board of Trustees of the Company since its inception. Mr. May is currently the Chairman of the Board and Chief Executive Officer of the Company. In 1986, Mr. May co-founded Equity Partners Ltd. (the "Advisor") and from 1987 until April 1, 1996. Mr. May was an officer and shareholder of the Advisor. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive National Association of Securities Dealers, Inc. ("NASD") licenses. He is also a member of National Association of Real Estate Investment Trusts ("NAREIT"). Mr. May received his Bachelor's Degree in mechanical engineering from the University of Illinois and received his M.B.A. degree from The University of Chicago.

    PATRICK R. HUNT. Mr. Hunt, President, Chief Operating Officer and Trustee, joined the Company in August 1997 and has general supervisory responsibility for the Company's operating activities. From 1983 until August 1997, Mr. Hunt was employed by Jones Lang LaSalle, Inc. (formerly LaSalle Partners, Inc.), a Chicago-based provider of international real estate services. Mr. Hunt served as a managing director of Jones Lang LaSalle, Inc. from 1996 until August 1997.
Mr. Hunt is a member of the Pension Real Estate Association and NAREIT. He received his Bachelor's Degree from Northwestern University and his M.B.A. degree from The University of Chicago.

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

    EDITH M. SCURTO. Ms. Scurto, Senior Vice President-Property Management, joined the Advisor in December 1984. In August 1987, she assumed responsibility for the Advisor's property management activities. Since that date, she has managed or overseen the management of all of the Advisor's and the Company's properties, and has been involved with virtually every aspect of property management, reporting, improvement and maintenance. In December 1997, Ms. Scurto became the Company's Senior Vice President-Property Management.
Ms. Scurto currently oversees the management of all of the Company's properties. Ms. Scurto is a current member of the Institute of Real Estate Management, maintains an Illinois Real Estate Sales Person License and is a Certified Property Manager.

                                    PART II

ITEM 5-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common shares of beneficial interest (the "Common Shares") are listed on the New York Stock Exchange (the "NYSE") under the symbol "GL."

    As of March 2, 2000, there were approximately 340 holders of record of the Common Shares, which excludes beneficial owners of shares registered in nominee or street name.

    The table below sets forth for the periods indicated, the reported high and low sale prices of the Common Shares on the NYSE Composite Tape and the quarterly dividends per share paid by the Company on such shares.

1998            1Q         2Q         3Q         4Q         1999         1Q         2Q         3Q         4Q
----         --------   --------   --------   --------      ----      --------   --------   --------   --------
High.......      20 3/16     19 1/2     18 1/2     16 5/8 High.......     16 1/2     16 7/16     16 15/16     15 7/8
Low........      18 1/4     15 5/8     14 3/16     15 1/8 Low........     13 5/16     14 3/8     15 1/16     13 5/8
Dividend...    $.30       $.30       $.32       $.32     Dividend...    $.32       $.34       $.34       $.34

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

    For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholder's basis in his or her Common Shares for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder's shares. The Company annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 1999, 1998 and 1997:

                                                              1999       1998       1997
                                                            --------   --------   --------
Ordinary income...........................................    81.2%      87.1%      88.4%
Unrecaptured Section 1250 gains...........................     2.4%
20% rate capital gains                                        16.4%
Non-taxable return of capital.............................               12.9%      11.6%
                                                              ----       ----       ----
                                                               100%       100%       100%
                                                              ====       ====       ====

ITEM 6--SELECTED FINANCIAL DATA

    The following sets forth selected financial and operating information for the Company for each of the periods and dates indicated. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 has been derived from the Company's financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected financial and operating information for the Company at December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 has been derived from the Company's audited financial statements.

                                                         YEAR ENDED DECEMBER 31,
                                                               HISTORICAL
                                        ---------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                        ---------   ---------   ---------   ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
  Rental..............................  $  73,822   $  62,803   $  36,399   $  20,249   $  12,410
  Reimbursements......................     20,125      17,141      10,688       4,814       2,355
  Interest and other..................      1,484         954         576         169         201
                                        ---------   ---------   ---------   ---------   ---------

    Total revenues....................     95,431      80,898      47,663      25,232      14,966
                                        ---------   ---------   ---------   ---------   ---------

EXPENSES:
  Real estate taxes...................     15,254      12,634       7,702       3,954       2,625
  Other property operating............     24,955      21,018      11,958       6,548       3,967
  General and administrative..........      4,692       4,958       3,379       2,242         923
  Interest............................     14,009      12,339       4,308       3,778       2,296
  Depreciation and amortization.......     15,901      13,092       8,200       4,001       1,955
                                        ---------   ---------   ---------   ---------   ---------

    Total expenses....................     74,811      64,041      35,547      20,523      11,766
                                        ---------   ---------   ---------   ---------   ---------

Income before gain on sale of
  properties..........................     20,620      16,857      12,116       4,709       3,200
Gain on sale of properties, net.......      8,076                               3,140
                                        ---------   ---------   ---------   ---------   ---------

Income before allocation to minority
  interests...........................     28,696      16,857      12,116       7,849       3,200
Minority interests....................         98          61          11
                                        ---------   ---------   ---------   ---------   ---------

Net income............................     28,598      16,796      12,105       7,849       3,200

Income allocated to preferred
  shareholders........................      3,656         163
                                        ---------   ---------   ---------   ---------   ---------

Net income applicable to common
  shares..............................  $  24,942   $  16,633   $  12,105   $   7,849   $   3,200
                                        =========   =========   =========   =========   =========

Earnings per common share-basic.......  $    1.51   $    0.99   $    0.92   $    1.33   $    0.89

Weighted average common shares
  outstanding-basic...................     16,471      16,793      13,140       5,885       3,605

Diluted earnings per common share.....  $    1.51   $    0.98   $    0.91   $    1.32   $    0.88

Weighted average common shares
  outstanding-diluted.................     16,554      16,974      13,305       5,927       3,650

                                                         YEAR ENDED DECEMBER 31,
                                                               HISTORICAL
                                        ---------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                        ---------   ---------   ---------   ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (END OF PERIOD):
Properties--net of accumulated
  depreciation........................  $ 438,387   $ 426,862   $ 285,941   $ 184,122   $  91,858
Total assets..........................  $ 455,202   $ 443,689   $ 297,137   $ 194,149   $  98,978
Total long-term debt..................  $ 211,663   $ 193,623   $  95,098   $  86,111   $  48,307
Total liabilities.....................  $ 234,317   $ 213,437   $ 109,732   $  97,554   $  54,013
Shareholders' equity..................  $ 219,934   $ 229,087   $ 187,092   $  96,595   $  44,965

OPERATING DATA:
EBITDA (unaudited) (1)................  $  50,530   $  42,288   $  24,624   $  12,488   $   7,451
Funds from Operations (unaudited) (2):
  Net income applicable to common
    shares............................  $  24,942   $  16,633   $  12,105   $   7,849   $   3,200
  Gain on sale of properties, net.....     (8,076)                             (3,140)
  Depreciation and amortization.......     15,214      12,360       7,102       3,741       1,824
  Minority interest...................         98          61          11
  Loan prepayment costs...............                                644
                                        ---------   ---------   ---------   ---------   ---------

  Funds from Operations...............  $  32,178   $  29,054   $  19,862   $   8,450   $   5,024
                                        =========   =========   =========   =========   =========

Cash dividends per common share.......  $    1.34   $    1.24   $    1.20   $    1.20   $    1.13
Cash flows from operating
  activities..........................  $  36,124   $  30,332   $  21,429   $  12,828   $   5,650
Cash flows from investing
  activities..........................  ($ 18,961)  ($139,052)  ($104,057)  ($ 91,646)  ($ 51,650)
Cash flows from financing
  activities..........................  ($ 18,111)  $ 109,749   $  82,377   $  79,203   $  44,626
Number of properties owned at period
  end (unaudited).....................         36          40          34          25          16
Aggregate square feet of properties
  owned at period end (unaudited).....      5,165       5,232       3,988       2,684       1,529
Occupancy at period end of properties
  owned at period end (unaudited).....         94%         95%         93%         92%         86%

------------------------

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

(2) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

    1999 COMPARED TO 1998

    The changes in the income statement in 1999 to 1998 are as follows:

                                                             INCREASE (DECREASE)
                                                             -------------------
Rental and reimbursements..................................        $14,003
Interest and other.........................................            530
                                                                   -------
  Total revenues...........................................         14,533
                                                                   -------
Real estate taxes..........................................          2,620
Other property operating...................................          3,937
General and administrative.................................           (266)
Interest...................................................          1,670
Depreciation and amortization..............................          2,809
                                                                   -------
  Total expenses...........................................         10,770
                                                                   -------
  Income before gain on sale of properties.................          3,763
  Gain on sale of properties, net..........................          8,076
                                                                   -------
  Income before allocation to minority interests...........         11,839
  Minority interests.......................................             37
                                                                   -------
  Net income...............................................         11,802
  Income allocated to preferred shareholders...............          3,493
                                                                   -------
  Net income applicable to common shares...................        $ 8,309
                                                                   =======

    During 1999, the Company acquired two properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In addition, the Company sold five properties in 1999. In 1998, the Company acquired six properties, and in 1999 a full year of operations of these properties has been included in the Company's financial statements. In analyzing the 1999 operating results of the Company, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 1999 are due principally to: (i) the addition of operating results from properties acquired in 1999 from the dates of their respective acquisitions; (ii) the addition of a full year's operating results in 1999 of properties acquired in 1998 compared to the partial year's operating results from the dates of their respective acquisitions in 1998; (iii) the effect of property dispositions in 1999 and (iv) improved operations of properties during 1999 compared to 1998. A summary of these changes as they impact rental and reimbursement income, real estate taxes and other property operating expenses for 1999 follows:

                                                          RENTAL AND                   OTHER PROPERTY
                                                         REIMBURSEMENT   REAL ESTATE     OPERATING
                                                            INCOME          TAXES         EXPENSES
                                                         -------------   -----------   --------------
Increase due to 1999 acquisitions......................     $ 1,999         $  319         $  458
Increase due to inclusion of full year of
  properties acquired in 1998..........................      10,137          1,854          2,668
Property dispositions in 1999..........................      (1,231)          (325)          (430)
Improved operations in 1999 compared to 1998...........       3,098            772          1,241
                                                            -------         ------         ------
                                                            $14,003         $2,620         $3,937
                                                            =======         ======         ======

    Interest expense increased by $1,670 in 1999 as compared to 1998 as the Company had increased amounts of outstanding indebtedness during 1999 compared with 1998. This indebtedness was used to finance the acquisitions of properties and the repurchase of common shares in 1999.

    Depreciation and amortization expense increased by $2,809 in 1999 as compared to 1998 as the Company had a gross book value of depreciable assets of $410,878 at December 31, 1999 as compared to $388,068 at December 31, 1998.

    Gain on sale of properties increased by $8,076 in 1999 as compared to 1998 as the Company sold five properties in 1999 compared to none in 1998.

    1998 COMPARED TO 1997

    The changes in the income statement in 1998 to 1997 are as follows:

                                                             INCREASE (DECREASE)
                                                             -------------------
Rental and reimbursements..................................        $32,857
Interest and other.........................................            378
                                                                   -------
  Total revenues...........................................         33,235
                                                                   -------
Real estate taxes..........................................          4,932
Other property operating...................................          9,060
General and administrative.................................          1,579
Interest...................................................          8,031
Depreciation and amortization..............................          4,892
                                                                   -------
  Total expenses...........................................         28,494
                                                                   -------
  Income before gain on sale of properties.................          4,741
  Minority interests.......................................             50
                                                                   -------
  Net income...............................................          4,691
  Income allocated to preferred shareholders...............            163
                                                                   -------
  Net income applicable to common shares...................        $ 4,528
                                                                   =======

    During 1998, the Company acquired six properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In 1997, the Company acquired nine properties, and in 1998 a full year of operations of these properties has been included in the Company's financial statements. In analyzing the 1998 operating results of the Company, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 1997 are due principally to: (i) the addition of operating results from properties acquired in 1998 from the dates of their respective acquisitions; (ii) the addition of a full year's operating results in 1998 of properties acquired in 1997 compared to the partial year's operating results from the dates of their respective acquisitions in 1997 and (iii) improved operations of properties during 1998 compared to 1997. A summary of these changes as they impact rental and reimbursement income, real estate taxes and other property operating expenses for 1998 follows:

                                                          RENTAL AND                   OTHER PROPERTY
                                                         REIMBURSEMENT   REAL ESTATE     OPERATING
                                                            INCOME          TAXES         EXPENSES
                                                         -------------   -----------   --------------
Increase due to 1998 acquisitions......................     $15,099         $2,023         $4,673
Increase due to inclusion of full year of
  properties acquired in 1997..........................      15,204          2,510          4,231
Improved operations in 1998 compared to 1997...........       2,554            399            156
                                                            -------         ------         ------
                                                            $32,857         $4,932         $9,060
                                                            =======         ======         ======

    Interest expense increased by $8,031 in 1998 compared to 1997 as the Company had increased amounts of outstanding indebtedness during 1998 compared with 1997. This indebtedness was incurred to finance the acquisition of properties during 1998.

    General and administrative expenses increased by $1,579 in 1998 as compared to 1997 due to one-time costs associated with the conversion to a trust ($307), non-recurring costs associated with acquisitions not completed ($56), legal fees associated with acquisitions not completed ($51), increased compensation costs in 1998 ($820), increases in costs associated with shareholder relations ($150) and increases in other costs due to the increased size of the company ($195).

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

    The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through property dispositions and additional borrowings on its existing $150,000 unsecured line of credit that matures in April 2001. The Company had $43,000 available for future borrowings under its unsecured line of credit at December 31, 1999.

    The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

    During 1999, the Company repurchased 778,601 of its common shares for an aggregate purchase price of $12,157. Funds for the share repurchases came from borrowings under the Company's unsecured line of credit, property dispositions and working capital.

STATEMENTS OF CASH FLOWS

    1999 COMPARED TO 1998

    Cash provided by operating activities increased by $5,792 as the Company acquired two properties in 1999 and recorded a full-year of operations in 1999 for properties acquired in 1998 as compared to a partial year in 1998.

    Cash used by investing activities declined by $120,091 primarily due to a smaller amount of property acquisitions in 1999 as compared to 1998 and increased proceeds from property sales in 1999.

    Cash provided by financing activities declined by $127,860 as there were no proceeds from the issuance of equity securities in 1999 as compared to $60,000 in 1998; and the net proceeds from bank and mortgage loan activity declined by $65,971 in 1999 as compared to 1998.

    1998 COMPARED TO 1997

    Cash provided by operating activities increased by $8,903, as the Company owned 40 properties during 1998 as compared to 34 properties during 1997.

    Cash used by investing activities increased by $34,995 primarily as properties purchased increased by $31,165 and property additions increased by $5,440.

    Cash provided by financing activities increased by $27,372 primarily as net proceeds from share sales decreased by $36,275, distributions increased by $4,235, purchase of treasury shares increased by $10,931, and the proceeds from bank and mortgage loans (net of repayments) increased by $80,093.

ITEM 7(A)--MARKET RISK (DOLLARS IN THOUSANDS)

    The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

    The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

    The Company's variable rate debt bears interest at LIBOR plus 1% to 1.3% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. In 1999, the Company entered into an interest rate cap agreement whereby the LIBOR rate on $50,000 of its variable rate debt is limited to a maximum of 6% until June 2001, thereby limiting the interest rate on that portion of the Company's line of credit to 7.0% to 7.3%.

    At December 31, 1999, the Company had $100,113 of fixed rate debt outstanding at an average rate of 6.88%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

    In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 71% of its long-term debt outstanding at December 31, 1999 at fixed rates (including the debt affected by the interest rate cap agreement). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

    A tabular presentation of interest rate sensitivity is as follows:

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                             AVERAGE INTEREST RATE

                                            2000       2001       2002       2003       2004     THEREAFTER
                                          --------   --------   --------   --------   --------   ----------
Liabilities:
Fixed Rate
  Mortgage loans payable................   $2,484    $ 2,660     $2,851    $13,861     $5,440      $72,817
  Average interest rate.................     6.97%      6.97%      6.97%      7.06%      7.86%        6.87%

Fixed Rate
  Bank loan payable.....................             $50,000
  Average interest rate(1)

Variable Rate
  Bank loan payable.....................             $57,000
  Average interest rate (2)
  Bonds payable.........................   $  280    $   310     $  340    $   375     $  415      $ 2,830
  Average interest rate.................       (3)        (3)        (3)        (3)        (3)          (3)

------------------------

(1) The maximum interest rate on this loan is 7.3%. The average interest rate for 1999 was 6.8%.

(2) The current interest rate on this debt is LIBOR + 1.3%. The average interest rate for this loan for 1999 was 6.8%.

(3) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate in 1999 was 4.9%.

ITEM 8--FINANCIAL STATEMENTS

    The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on Page F-1.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding trustees of the Company will be set forth under the caption "Election of Trustees" in the Company's proxy statement for the Company's 2000 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation--Compensation Committee Report on Executive Compensation" and "Executive Compensation--Performance Graph," is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding any disclosable relationships and related transactions of trustees and executive officers will be set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

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

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
          3.1           Amended and Restated Declaration of Trust of the Company as
                        filed with the Maryland State Department of Assessments and
                        Taxation on July 27, 1998 (incorporated by reference to
                        Appendix B to the Proxy Statement/Prospectus that is part of the Company's Registration Statement on Form S-4, as amended
                        (File No. 333-56167) (the "S-4")).

          3.2           Articles Supplementary regarding the Company's 9 3/4% Series
                        A Cumulative Redeemable Preferred Shares of Beneficial
                        Interest, $.01 par value per share (the "Series A Preferred
                        Shares"), as filed with the Maryland State Department of
                        Assessments and Taxation on December 17, 1998 (incorporated by reference to the Company's Form 8-A Registration
                        Statement (File No. 1-14307) filed with the Securities and
                        Exchange Commission (the "Commission") on December 16, 1998
                        (the "December 1998 8-A")).

          3.3           Bylaws of the Company (incorporated by reference to Appendix
                        C to the S-4).

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
          4.1           Specimen of certificate representing the Company's Common
                        Shares of Beneficial Interest, par value $.01 per share (the
                        "Common Shares") (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A Registration Statement filed with the Commission on July 16, 1998).

          4.2           Specimen of certificate representing the Series A Preferred
                        Shares (incorporated by reference to Exhibit 4 to the
                        December 1998 8-A).

          4.3           Unsecured Revolving Credit Agreement dated April 6, 1998
                        with Bank of America National Trust and Savings Association, as lender and administrative agent, The First National Bank of Chicago, as lender and documentation agent, Dresdner Bank
                        AG, New York and Grand Cayman branches, as lender and
                        co-agent, U.S. Bank National Association, as lender and co-
                        agent, and LaSalle National Bank, as lender and co-agent
                        (the "Unsecured Revolving Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 17, 1998 filed with the Commission on April 20, 1998).

          4.4           First Amendment to the Unsecured Revolving Credit Agreement,
                        dated June 19, 1998 (incorporated by reference to Exhibit
                        4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

          4.5           Second Amendment to the Unsecured Revolving Credit
                        Agreement, dated December 16, 1998 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

          4.6           Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc. (incorporated by
                        reference to Exhibit 10.1 to the Company's Current Report on
                        Form 8-K filed with the Commission on December 9, 1998).

         10.1           Amended and Restated Agreement of Limited Partnership of
                        Great Lakes REIT, L.P., dated December 27, 1996 (the
                        "Partnership Agreement") (incorporated by reference to
                        Exhibit 5 to the Company's Current Report on Form 8-K dated
                        January 14, 1997).

         10.2           First Amendment to the Partnership Agreement, dated February
                        6, 1997 (incorporated by reference to Exhibit 10.3 to the
                        Company's Registration Statement on Form S-11 (File No.
                        333-22619) (the "S-11")).

         10.3           Second Amendment to the Partnership Agreement, dated
                        February 10, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year
                        ended December 31, 1998).

         10.4           Third Amendment to the Partnership Agreement, dated May 22,
                        1998 (incorporated by reference to Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998).

         10.5           Fourth Amendment to the Partnership Agreement, dated
                        December 23, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December
                        23, 1998).

        *10.6           1997 Equity and Performance Incentive Plan (the "Employee
                        Plan") (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No.1 to Form S-8
                        Registration Statement (File No. 333-56619)).

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
        *10.7           Form of Option Agreement for use in connection with options granted under the Employee Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1998); Richard A. May,
                        Patrick R. Hunt, Richard L. Rasley, James Hicks, and Raymond
                        Braun entered into agreements in 1999 that evidenced an
                        option to purchase 34,700, 31,950, 19,450, 19,450 and 19,450
                        Common Shares, respectively.

        *10.8 Amended and Restated Option Plan for Independent Trustees, as amended (the "Trustee Plan") (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment
                        No.1 to Form S-8 Registration Statement (File No.
                        333-56617)).

        *10.9           Form of Non-Qualified Stock Option Certificate for use in
                        connection with options granted under the Trustee Plan
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1998); James J. Brinkerhoff, Daniel E. Josephs, Daniel P.
                        Kearney, Edward Lowenthal and Donald E. Phillips were each issued certificates dated December 31, 1999 that evidenced an option to purchase 5,000 Common Shares.

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

       *10.12           Form of Employment Agreement dated July 17, 1998 for Kim S.
                        Mills and Edith M. Scurto (incorporated by reference to
                        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1998).

       *10.13           Limited Purpose Employee Loan Program of the Company
                        (incorporated by reference to Exhibit 10.61 to the Company's
                        Form 10/A Registration Statement filed with the Commission on January 9, 1997).

       *10.14           Form of Limited Purpose Employee Loan Program Loan Security
                        Agreement for use in connection with limited purpose
                        employee loans; during 1999 Richard A. May, Patrick R. Hunt,
                        Richard L. Rasley, James Hicks and Raymond M. Braun borrowed
                        $337,247, $539,044, $393,342, $1,332,000 and $453,749,
                        respectively.

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

       *10.16           Restricted Stock Agreement dated May 1, 1996 between the
                        Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).

         21.1           Subsidiaries of the Company.

         23.1           Consent of Independent Auditors.

         24.1           Power of Attorney (set forth on the signature page hereof).

         27.1           Financial Data Schedule.

------------------------

* Management contract or compensation plan or arrangement.

    (b) Reports on Form 8-K:

    During the fourth quarter ended December 31, 1999, the Company filed the following reports on Form 8-K.

    Report on Form 8-K dated November 24, 1999 reporting the following item:

    Item 5. Other Events

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 23rd day of March, 2000.

                                                       GREAT LAKES REIT

                                                       By:              /s/ RICHARD A. MAY
                                                            -----------------------------------------
                                                                          Richard A. May
                                                                CHAIRMAN OF THE BOARD OF TRUSTEES
                                                                   AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 23rd day of March, 2000.

                                                                           TITLE
                                                       ----------------------------------------------
                 /s/ RICHARD A. MAY                    Chairman of the Board of Trustees and Chief
     -------------------------------------------         Executive Officer (Principal Executive
                   Richard A. May                        Officer)

                 /s/ PATRICK R. HUNT
     -------------------------------------------       President, Chief Operating Officer and Trustee
                   Patrick R. Hunt

                /s/ RICHARD L. RASLEY
     -------------------------------------------       Executive Vice President, Secretary and
                  Richard L. Rasley                      Co-General Counsel

                   /s/ JAMES HICKS                     Chief Financial Officer and Treasurer
     -------------------------------------------         (Principal Financial Officer and Principal
                     James Hicks                         Accounting Officer)

              /s/ JAMES J. BRINKERHOFF
     -------------------------------------------       Trustee
                James J. Brinkerhoff

                /s/ DANIEL E. JOSEPHS
     -------------------------------------------       Trustee
                  Daniel E. Josephs

                /s/ DANIEL P. KEARNEY
     -------------------------------------------       Trustee
                  Daniel P. Kearney

                /s/ EDWARD LOWENTHAL
     -------------------------------------------       Trustee
                  Edward Lowenthal

               /s/ DONALD E. PHILLIPS
     -------------------------------------------       Trustee
                 Donald E. Phillips

                                GREAT LAKES REIT
                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))

Financial Statements

  Report of Independent Auditors............................     F-2

  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................     F-3

  Consolidated Statements of Income for the years ended
    December 31, 1999, 1998 and 1997........................     F-4

  Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 1999, 1998 and 1997....     F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................     F-6

  Notes to Consolidated Financial Statements................     F-7

Financial Statement Schedules

  Schedule III--Real Estate and Accumulated Depreciation as
    of December 31, 1999....................................     S-1

    Schedules, other than as listed above, are omitted for the reason that they are not applicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders
Great Lakes REIT

    We have audited the accompanying consolidated balance sheets of Great Lakes REIT as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Chicago, Illinois
January 26, 2000

                                GREAT LAKES REIT

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                           ASSETS
Properties:
Land........................................................  $ 60,983   $ 60,960
Buildings, improvements, and equipment......................   410,478    388,068
                                                              --------   --------
                                                               471,461    449,028
Less accumulated depreciation...............................    33,074     22,166
                                                              --------   --------
                                                               438,387    426,862
Cash and cash equivalents...................................     1,518      2,466
Real estate tax escrows.....................................       277        619
Rents receivable............................................     6,274      5,021
Deferred financing and leasing costs, net of accumulated
  amortization..............................................     6,069      6,067
Goodwill, net of accumulated amortization...................     1,210      1,284
Other assets................................................     1,467      1,370
                                                              --------   --------
Total assets................................................  $455,202   $443,689
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Bank loan payable...........................................  $107,000   $ 84,291
Mortgage loans payable......................................   100,113    104,532
Bonds payable...............................................     4,550      4,800
Accounts payable and accrued liabilities....................     5,947      4,338
Accrued real estate taxes...................................    11,687     11,149
Prepaid rent................................................     3,936      3,220
Security deposits...........................................     1,084      1,107
                                                              --------   --------
Total liabilities...........................................   234,317    213,437
                                                              --------   --------
Minority interests..........................................       951      1,165
                                                              --------   --------

Commitments and contingencies
Preferred shares of beneficial interest ($0.01 par value,
  10,000,000 shares authorized; 1,500,000 9 3/4% Series A
  Cumulative Redeemable shares, with a $25.00 per share
  Liquidation Preference, issued and outstanding)...........    37,500     37,500
Common shares of beneficial interest ($0.01 par value,
  60,000,000 shares authorized; 17,816,883 and 17,513,578
  shares issued in 1999 and 1998, respectively).............       178        175
Paid-in-capital.............................................   227,907    223,414
Retained earnings (deficit).................................    (5,936)    (8,790)
Employee share purchase loans...............................   (16,335)   (11,967)
Deferred compensation.......................................       (22)       (44)
Treasury shares, at cost (1,521,785 and 743,184 shares in
  1999 and 1998, respectively)..............................   (23,358)   (11,201)
                                                              --------   --------
Total shareholders' equity..................................   219,934    229,087
                                                              --------   --------
Total liabilities and shareholders' equity..................  $455,202   $443,689
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                                GREAT LAKES REIT

                       CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Revenues:
Rental...................................................  $   73,822   $   62,803   $   36,399
Reimbursements...........................................      20,125       17,141       10,688
Interest and other.......................................       1,484          954          576
                                                           ----------   ----------   ----------
Total revenues...........................................      95,431       80,898       47,663
                                                           ----------   ----------   ----------
Expenses:
Real estate taxes........................................      15,254       12,634        7,702
Other property operating.................................      24,955       21,018       11,958
General and administrative...............................       4,692        4,958        3,379
Interest.................................................      14,009       12,339        4,308
Depreciation and amortization............................      15,901       13,092        8,200
                                                           ----------   ----------   ----------
Total expenses...........................................      74,811       64,041       35,547
                                                           ----------   ----------   ----------
Income before gain on sale of properties.................      20,620       16,857       12,116
Gain on sale of properties, net..........................       8,076
                                                           ----------   ----------   ----------
Income before allocation to minority interests...........      28,696       16,857       12,116
Minority interests.......................................          98           61           11
                                                           ----------   ----------   ----------
Net income...............................................      28,598       16,796       12,105
Income allocated to preferred shareholders...............       3,656          163
                                                           ----------   ----------   ----------
Net income applicable to common shares...................  $   24,942   $   16,633   $   12,105
                                                           ==========   ==========   ==========
Earnings per common share--basic.........................  $     1.51   $     0.99   $     0.92
                                                           ==========   ==========   ==========
Weighted average common shares outstanding--basic........  16,470,589   16,793,410   13,140,124
                                                           ==========   ==========   ==========
Diluted earnings per common share........................  $     1.51   $     0.98   $     0.91
                                                           ==========   ==========   ==========
Weighted average common shares outstanding--diluted......  16,554,163   16,974,311   13,304,540
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                GREAT LAKES REIT

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
PREFERRED SHARES
Balance at beginning of period..............................  $ 37,500              $      2
Cancellation of preferred shares............................                              (2)
Proceeds from the sale of preferred shares..................             $ 37,500
                                                              --------   --------   --------
Balance at end of period....................................    37,500     37,500
                                                              --------   --------   --------
COMMON SHARES
Balance at beginning of period..............................       175        159         88
Net proceeds from the sale of common shares.................                   11         66
Exercise of share options...................................         3          5          4
Issuance of shares for property acquisitions................                               1
                                                              --------   --------   --------
Balance at end of period....................................       178        175        159
                                                              --------   --------   --------
PAID-IN CAPITAL
Balance at beginning of period..............................   223,414    196,431     98,096
Net proceeds from the sale of common shares.................               19,660     92,940
Exercise of share options...................................     4,493      7,323      3,860
Issuance of shares for property acquisitions................                           1,535
                                                              --------   --------   --------
Balance at end of period....................................   227,907    223,414    196,431
                                                              --------   --------   --------
RETAINED EARNINGS (DEFICIT)
Balance at beginning of period..............................    (8,790)    (4,501)       177
Net income..................................................    28,598     16,796     12,105
Distributions/dividends.....................................   (25,744)   (21,085)   (16,783)
                                                              --------   --------   --------
Balance at end of period....................................    (5,936)    (8,790)    (4,501)
                                                              --------   --------   --------
EMPLOYEE SHARE PURCHASE LOANS
Balance at beginning of period..............................   (11,967)    (4,654)    (1,247)
Exercise of share options...................................    (4,368)    (7,313)    (3,407)
                                                              --------   --------   --------
Balance at end of period....................................   (16,335)   (11,967)    (4,654)
                                                              --------   --------   --------
DEFERRED COMPENSATION
Balance at beginning of period..............................       (44)       (73)      (251)
Amortization of deferred compensation.......................        22         29        178
                                                              --------   --------   --------
Balance at end of period....................................       (22)       (44)       (73)
                                                              --------   --------   --------
TREASURY SHARES
Balance at beginning of period..............................   (11,201)      (270)      (270)
Purchase of treasury shares.................................   (12,157)   (10,931)
                                                              --------   --------   --------
Balance at end of period....................................   (23,358)   (11,201)      (270)
                                                              --------   --------   --------
Total shareholders' equity..................................  $219,934   $229,087   $187,092
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                                GREAT LAKES REIT

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $28,598    $  16,796   $  12,105
Adjustments to reconcile net income to cash flows from
  operating activities
  Depreciation and amortization.............................   15,901       13,092       8,200
  Gain on sale of properties, net...........................   (8,076)
  Other non-cash items......................................      120           90         178
Net changes in assets and liabilities:
  Rents receivable..........................................   (1,253)      (1,742)     (1,148)
  Real estate tax escrows and other assets..................      245         (312)        421
  Accounts payable, accrued expenses and other
    liabilities.............................................    2,160        1,645       1,151
  Accrued real estate taxes.................................      538        3,372       2,354
  Payment of deferred leasing costs.........................   (2,109)      (2,609)     (1,832)
                                                              -------    ---------   ---------
Net cash provided by operating activities...................   36,124       30,332      21,429
                                                              -------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties......................................  (28,600)    (128,923)    (97,758)
Additions to buildings, improvements and equipment..........  (13,030)     (11,439)     (5,999)
Proceeds from property sales, net...........................   22,669
Other investing activities..................................                 1,310        (300)
                                                              -------    ---------   ---------
Net cash used by investing activities.......................  (18,961)    (139,052)   (104,057)
                                                              -------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred shares...........                60,000     101,603
Payment of share offering costs.............................                (2,829)     (8,599)
Proceeds from exercise of share options.....................      128           15         457
Proceeds from bank and mortgage loans payable...............   38,774      264,035     100,425
Distributions / dividends paid..............................  (25,602)     (20,922)    (16,783)
Distributions to minority interests.........................      (56)         (96)
Purchase of minority interests..............................     (256)
Purchase of treasury shares.................................  (12,157)     (10,931)
Payment of bank and mortgage loans and bonds................  (18,655)    (177,945)    (94,428)
Payment of deferred financing costs.........................     (287)      (1,578)       (298)
                                                              -------    ---------   ---------
Net cash provided by (used in) financing activities.........  (18,111)     109,749      82,377
                                                              -------    ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (948)       1,029        (251)
Cash and cash equivalents, beginning of year................    2,466        1,437       1,688
                                                              -------    ---------   ---------
Cash and cash equivalents, end of year......................  $ 1,518    $   2,466   $   1,437
                                                              =======    =========   =========
Supplemental disclosure of cash flow:
Interest paid...............................................  $13,937    $  12,165   $   4,136
                                                              =======    =========   =========
Non-cash financing transactions:
Employee share purchase loans...............................  $ 4,368    $   7,313   $   3,407
                                                              =======    =========   =========
Mortgage assumed by purchaser of property...................  $ 2,079
                                                              =======    =========   =========
Increase in preferred dividends payable.....................  $   142    $     163
                                                              =======    =========   =========
Issuance of shares and units to acquire properties..........             $     887   $   1,536
                                                              =======    =========   =========
Mortgages assumed to acquire properties.....................             $  12,435   $   2,989
                                                              =======    =========   =========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF ACTIVITIES

    Great Lakes REIT, a Maryland real estate investment trust, (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and light industrial properties primarily located in the Midwest. At December 31, 1999, the Company owned and operated 36 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office and light industrial space to over 500 tenants in a variety of businesses.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

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

    Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 1999, 1998 and 1997, depreciation expense amounted to $13,877, $11,453 and $6,463, respectively.

    The Company recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

    DEFERRED COSTS

    Deferred costs consist principally of financing fees and leasing commissions that are amortized over the terms of the respective agreements.

    REVENUE RECOGNITION

    Minimum rentals are recognized on a straight-line basis over the term of the related leases. Deferred rents receivable at December 31, 1999 and 1998 were $4,917 and $4,437, respectively. Additional rents from expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, the Company had $1,336 and $2,449, respectively, in a money market fund.

    INCOME TAXES

    The Company has elected to be treated as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute to shareholders at least 95% of its taxable income and to meet certain asset and income tests as well as certain other requirements. Accordingly, no provision for income taxes has been reflected in the consolidated financial statements.

    As of December 31, 1999, properties, rents receivable, goodwill and prepaid rent have a federal income tax basis of approximately $438,981, $1,358, $-0- and $-0-, respectively.

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

    INTEREST RATE CAP AGREEMENT

    The Company purchased an interest rate cap agreement to hedge its exposure to increases in interest costs under its variable rate debt. The one-time premium paid by the Company is included in deferred financing costs and is amortized over the term of the agreement using the straight-line method. Net amounts paid or received under the agreement are recognized as an adjustment to interest expense when such amounts are incurred or earned. The Company is exposed to credit loss in the event of non-performance by counterparties under the agreement, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain accounts in 1998 and 1997 have been reclassified to conform with the 1999 presentation. Such reclassifications did not effect the results of operations.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. DEFERRED COSTS

    Deferred costs consisted of the following at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
Deferred financing costs....................................   $2,990     $3,017
Deferred leasing costs......................................    7,659      6,499
                                                               ------     ------
                                                               10,649      9,516
Less accumulated amortization...............................    4,580      3,449
                                                               ------     ------
                                                               $6,069     $6,067
                                                               ======     ======

    During the years ended December 31, 1999, 1998 and 1997, amortization of financing costs was $526, $574 and $1,099, respectively, and amortization of leasing costs was $1,424, $990 and $563, respectively.

3. LONG-TERM DEBT

    Mortgage loans payable aggregated $100,113 and $104,532 at December 31, 1999 and 1998, respectively. The mortgage loans payable require monthly payments of principal and interest. Interest rates at December 31, 1999, ranged from 6.83% to 8.95%.

    The Company has obtained a bank letter of credit to secure repayment of the bonds payable in a face amount of approximately $4,600. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on the property. The interest rate on the bonds (5.4% per annum at December 31, 1999) is reset weekly by the bond placement agent.

    The Company has a $150,000 unsecured bank credit facility with a maturity date of April 2001. The unsecured credit facility bears interest at LIBOR plus 1.0% to 1.3% depending on overall company leverage (7.4875% at December 31, 1999).

    In June 1999, the Company entered into an interest rate cap agreement with a major financial institution whereby the Company has limited the LIBOR interest rate on $50,000 of its variable rate debt to no more than 6% per annum until June 2001. The cost of this agreement to the Company was $209 and is being amortized to expense over the period of the agreement (24 months).

    The following is a summary of principal maturities of mortgage loans, bank loan and bonds payable:

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
2000........................................................  $  2,764
2001........................................................  $109,970
2002........................................................  $  3,191
2003........................................................  $ 14,236
2004........................................................  $  5,855
Thereafter..................................................  $ 75,647

    At December 31, 1999, properties with a carrying amount of approximately $137,836 were pledged as collateral under the various debt agreements.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SHARE OPTIONS

    The Company has a share option plan that provides for the granting of options on common shares to non-employee trustees. At December 31, 1999, options on 80,590 shares were available for future grant.

    In 1997, the Company adopted the 1997 Equity and Performance Incentive Plan (the "1997 Plan") which superseded the Company's prior plan. The 1997 Plan provides that 2,250,000 common shares of beneficial interest were reserved for issuance to Company employees. At December 31, 1999, options on 296,700 shares were available for future grant under the 1997 Plan.

    For options granted in 1999, 1998 and 1997, the exercise prices at the dates of grant were equal to or greater than the fair value of the Company's shares.

    A summary of the Company's share option activity and related information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                WTD. AVG. EXERCISE
                                                     SHARES      PRICE PER SHARE
                                                    ---------   ------------------
Outstanding at 1/1/97.............................    601,628         $11.69
Granted...........................................  1,343,000         $16.52
Exercised.........................................    370,725         $11.30
                                                    ---------
Outstanding at 1/1/98.............................  1,573,903         $15.91
Granted...........................................    289,900         $16.21
Exercised.........................................    472,358         $15.78
Cancelled.........................................      3,000         $16.00
                                                    ---------
Outstanding at 1/1/99.............................  1,388,445         $16.03
Granted...........................................    301,400         $14.89
Exercised.........................................    303,305         $14.84
Cancelled.........................................     11,500         $16.31
                                                    ---------
Outstanding at 12/31/99...........................  1,375,040         $16.04
Exercisable at 12/31/97...........................    779,847         $15.29
Exercisable at 12/31/98...........................  1,104,010         $15.84
Exercisable at 12/31/99...........................    929,795         $16.33

    The weighted average fair value of options granted is as follows:

                                           WHERE THE SHARE PRICE       WHERE THE SHARE PRICE IS
                                         EQUALS THE EXERCISE PRICE   LESS THAN THE EXERCISE PRICE
                                         -------------------------   ----------------------------
1999..................................             $1.17
1998..................................             $3.08
1997..................................             $3.18                          $1.43

    Pro forma information regarding net income and earnings per share is required by FASB Statement 123 "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SHARE OPTIONS (CONTINUED)
these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                RISK-FREE       DIVIDEND     VOLATILITY   WEIGHTED AVERAGE
                                              INTEREST RATE      YIELDS       FACTORS      EXPECTED LIFE
                                              -------------   ------------   ----------   ----------------
1999.......................................       6.50%         9.1%-9.4%       0.212%      5 years
1998.......................................       5.00%       7.88%-8.11%       0.394%      5 years
1997.......................................       5.75%        6.17%-7.5%       0.341%      3 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

    The effects on 1999 and 1998 pro forma net income and pro forma earnings per common share, both basic and diluted, of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows for the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                            --------   --------
Pro forma net income......................................  $24,447    $15,902
Pro forma basic earnings per common share.................  $  1.48    $   .95
Pro forma diluted earnings per common share...............  $  1.48    $   .94

    The Company has a limited purpose employee loan program whereby employees may borrow a portion of the cost of exercising options on common shares held by the employee. Such loans bear interest at the Company's cost of funds which is payable quarterly, are recourse to the employees, have a term of five years provided the employee remains employed by the Company, and are secured by a pledge of the common shares acquired by the employee through this program. As of December 31, 1999, employees had acquired approximately 1,119,000 common shares through this program with outstanding loan amounts of $16,335 due the Company. Such amount is reflected as a reduction of shareholders' equity until the loans are repaid.

5. SHARE OFFERINGS

    In December 1998, the Company sold 1.5 million shares of 9 3/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. Net proceeds of approximately $36,200 were used to repay a portion of its unsecured credit facility.

    In April 1998, the Company sold 1,184,211 common shares to a newly formed unit investment trust. Net proceeds of approximately $21,000 were used to repay a portion of its unsecured credit facility.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. SHARE OFFERINGS (CONTINUED)
    In May 1997, the Company closed the initial public offering of its common shares. The Company sold 6.55 million common shares at the price of $15.50 per share, including shares issued upon exercise of the underwriters' over allotment option. Net proceeds to the Company were approximately $93,000, substantially all of which was used to repay its bank lines of credit and other indebtedness including certain mortgage debt on the Company's properties.

    In February 1997, the Company issued 118,134 common shares with a total value at issuance of $1,536 in connection with the acquisition of the Markham, Illinois and Elgin, Illinois properties.

6. LEASES

    The Company leases office and industrial properties to tenants under noncancellable operating leases that expire at various dates through 2010. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses. The following is a summary of minimum future rental revenue under noncancellable operating leases:

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
2000........................................................  $ 69,122
2001........................................................    55,645
2002........................................................    44,009
2003........................................................    27,879
2004........................................................    14,921
Thereafter..................................................    24,228
                                                              --------
                                                              $235,804
                                                              ========

    Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

7. DISTRIBUTIONS

    The Company declared periodic distributions of $22,088, $20,922 and $16,783, to common shareholders of record during the calendar years 1999, 1998 and 1997, respectively. The Company has determined the common shareholders' treatment for Federal income tax purposes to be as follows:

                                                     1999       1998       1997
                                                   --------   --------   --------
Ordinary income..................................  $17,947    $18,217    $14,848
Unrecaptured Section 1250 gain...................      529
20% rate capital gains...........................    3,612
Return of capital................................               2,705      1,935
                                                   -------    -------    -------
Total............................................  $22,088    $20,922    $16,783
                                                   =======    =======    =======

    The Company paid dividends to preferred shareholders of record in 1999 of $3,514, all of which represented ordinary income for Federal income tax purposes to the preferred shareholders.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. PROPERTY ACQUISITIONS

    The following properties were acquired in 1999 and 1998 and the results of their operations are included in the consolidated statements of income from their respective dates of acquisition.

                                                                               TOTAL ACQUISITION
                                                                                     PRICE
                                                                              -------------------
LOCATION                                                      DATE ACQUIRED     1999       1998
--------                                                      -------------   --------   --------
Burlington Office Center
305, 315, 325 E. Eisenhower Pkwy.
Ann Arbor, MI...............................................     5/11/99      $19,632

One Riverwood Place
N17 W. 24222 Riverwood Dr.
Pewaukee, WI................................................     12/1/99        8,968

175 S. Third St.
Columbus, OH................................................      1/7/98                 $21,949

Milwaukee Center
111 E. Kilbourn Ave.
Milwaukee, WI...............................................     4/15/98                  46,794

116 Inverness Dr. East
Englewood, CO...............................................     5/22/98                  20,967

183 Inverness Dr. West
Englewood, CO...............................................     5/22/98                  20,168

Court International I
2550 University Ave. West
St. Paul, MN................................................     7/30/98                   9,772

3030 Warrenville Rd.
Lisle, IL...................................................      9/1/98                  18,087

191 Waukegan Rd.
Northfield, IL..............................................     9/24/98                   4,508

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. PROPERTY DISPOSITIONS

    The Company sold five properties in 1999 as follows:

                                                                                            MORTGAGE
                                                      DATE OF    CONTRACT   GAIN (LOSS)     ASSUMED
PROPERTY                                                SALE      PRICE       ON SALE     BY PURCHASER
--------                                              --------   --------   -----------   ------------
1675 Holmes Rd.
Elgin, IL..........................................    4/21/99   $ 4,700       $  658        $2,079

2800 River Rd.
Des Plaines, IL....................................    6/30/99   $ 8,050       $2,982

1251 Plum Grove Rd.
Schaumburg, IL.....................................    6/30/99   $ 3,550       $1,875

565 Lakeview Pkwy.
Vernon Hills, IL...................................    8/25/99   $ 8,800       $3,190

16601 S. Kedzie Ave.
Markham, IL........................................   12/10/99   $   513       ($ 629)
                                                                 -------       ------        ------

  Totals                                                         $25,613       $8,076        $2,079
                                                                 =======       ======        ======

    The sales proceeds of the Elgin, Illinois property were reinvested in Burlington Office Center, Ann Arbor, Michigan in a tax-deferred exchange. The sales proceeds of the 565 Lakeview Parkway, Vernon Hills, Illinois property were reinvested in One Riverwood Place, Pewaukee, Wisconsin in a tax-deferred exchange.

10. SEGMENT INFORMATION

    The Company has three reportable segments distinguished by property type. The property types are office, with 89% (as measured by square feet at December 31, 1999) of the Company's overall portfolio, office/service center (11%), and industrial (0%, the Company sold its only industrial property in 1999), and are principally located in the Midwest. As of December 31, 1999, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

    The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income--a widely recognized industry measure of a property's performance.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SEGMENT INFORMATION (CONTINUED)
    Following is a summary report of segment information for the years ended December 31, 1999, 1998 and 1997.

                                                  1999       1998       1997
                                                --------   --------   --------
Revenues
Office........................................  $ 86,223   $ 70,755   $ 39,581
Office/service center.........................     6,908      6,972      5,939
Industrial....................................       172        342        644
Deferred rental revenues......................       757      1,875        923
Interest and other............................     1,371        954        576
                                                --------   --------   --------
  Total.......................................  $ 95,431   $ 80,898   $ 47,663
                                                ========   ========   ========
Net operating income
Office........................................  $ 48,443   $ 39,512   $ 21,839
Office/service center.........................     4,511      4,703      4,167
Industrial....................................       140        202        498
                                                --------   --------   --------
  Total.......................................  $ 53,094   $ 44,417   $ 26,504
                                                ========   ========   ========
Depreciation and amortization
Office........................................  $ 14,008   $ 11,263   $  6,155
Office/service center.........................     1,329      1,105      1,048
Industrial....................................        33         88        132
Other.........................................       531        636        865
                                                --------   --------   --------
  Total.......................................  $ 15,901   $ 13,092   $  8,200
                                                ========   ========   ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SEGMENT INFORMATION (CONTINUED)

                                                  1999       1998       1997
                                                --------   --------   --------
Interest expense
Office........................................  $ 12,454   $ 10,902   $  3,226
Office/service center.........................     1,485      1,218        799
Industrial....................................        70        219        283
                                                --------   --------   --------
  Total.......................................  $ 14,009   $ 12,339   $  4,308
                                                ========   ========   ========

                                                          AS OF DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Assets
Office..................................................  $411,738   $394,607
Office/service center...................................    30,635     31,841
Industrial..............................................                3,949
Other...................................................    12,829     13,292
                                                          --------   --------
  Total.................................................  $455,202   $443,689
                                                          ========   ========

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Additions to properties
Office......................................................  $40,476    $152,790   $ 97,458
Office/service center.......................................      885         760      6,917
Industrial..................................................       36          36      3,838
Other.......................................................       45          84         69
                                                              -------    --------   --------
Total.......................................................  $41,442    $153,670   $108,282
                                                              =======    ========   ========
Income before gain on sale of properties
Office......................................................  $21,981    $ 17,347   $ 12,458
Office/service center.......................................    1,697       2,380      2,320
Industrial..................................................       37        (105)        83
Deferred rental revenue.....................................      757       1,875        923
Interest and other income...................................    1,371         954        576
General and administrative..................................   (4,692)     (4,958)    (3,379)
Other depreciation..........................................     (531)       (636)      (865)
                                                              -------    --------   --------
Income before gains on sales of properties..................  $20,620    $ 16,857   $ 12,116
                                                              =======    ========   ========

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Numerator:
Net income applicable to common shareholders.............  $   24,942   $   16,633   $   12,105
                                                           ----------   ----------   ----------
Numerator for basic earnings per common share............      24,942       16,633       12,105
Minority interests.......................................          98           61           11
                                                           ----------   ----------   ----------
Numerator for diluted earnings per common share..........  $   25,040   $   16,694   $   12,116
                                                           ==========   ==========   ==========
Denominator:
Denominator for basic earnings per common share
Weighted average shares..................................  16,470,589   16,793,410   13,140,124

Effect of dilutive securities:
Convertible operating partnership units..................      56,348       72,497       24,050
Employee share options...................................      27,226      108,404      140,366
                                                           ----------   ----------   ----------
Denominator for diluted earnings per common share........  16,554,163   16,974,311   13,304,540
                                                           ==========   ==========   ==========
Basic earnings per common share..........................  $     1.51   $     0.99   $     0.92
                                                           ==========   ==========   ==========
Diluted earnings per common share........................  $     1.51   $     0.98   $     0.91
                                                           ==========   ==========   ==========

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amounts reported for cash and cash equivalents in the accompanying consolidated balance sheets approximated its fair value. The fair market value of mortgages payable at December 31, 1999 was $93,458 assuming a market interest rate of 8.25%. The carrying amount of mortgages payable at December 31, 1998 approximated fair value. The carrying amounts of bonds payable and bank loan payable approximated fair value at December 31, 1999 and 1998. The interest rate cap agreement (Note 3) had a fair value of $406 at December 31, 1999.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          3/31/99    6/30/99    9/30/99    12/31/99
                                                          --------   --------   --------   --------
Revenues................................................  $22,738    $23,924    $24,279    $24,490
Net income..............................................  $ 3,899    $ 8,867    $ 7,625    $ 4,551
Basic earnings per common share.........................  $  0.24    $  0.54    $  0.46    $  0.27
Diluted earnings per common share.......................  $  0.23    $  0.54    $  0.46    $  0.28

                                                          3/31/98    6/30/98    9/30/98    12/31/98
                                                          --------   --------   --------   --------
Revenues................................................  $16,803    $19,490    $21,459    $23,146
Net income..............................................  $ 3,968    $ 4,161    $ 4,248    $ 4,256
Basic earnings per common share.........................  $  0.25    $  0.24    $  0.25    $  0.25
Diluted earnings per common share.......................  $  0.25    $  0.24    $  0.24    $  0.25

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. PRO FORMA INFORMATION (UNAUDITED)

    The following unaudited pro forma summary presents information as if the Company's property acquisitions, property dispositions and sales of common and preferred shares through December 31, 1998 had occurred at the beginning of that year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                                                                1998
                                                              --------
Total revenue...............................................  $89,068
Net income applicable to common shares......................  $15,757
Basic earnings per common share.............................  $  0.94
Diluted earnings per common share...........................  $  0.93

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                         GROSS AMOUNT AT WHICH
                                                                               COSTS CAPITALIZED        CARRIED AT DECEMBER 31,
                                       INITIAL COST TO THE COMPANY         SUBSEQUENT TO ACQUISITION              1999
                                 ---------------------------------------   --------------------------   ------------------------
                                             (000'S OMITTED)                    (000'S OMITTED)             (000'S OMITTED)
                                                            BUILDINGS &                 BUILDINGS &                 BUILDINGS &
                                 ENCUMBRANCE      LAND     IMPROVEMENTS      LAND       IMPROVEMENTS      LAND     IMPROVEMENTS
                                 ------------   --------   -------------   ---------   --------------   --------   -------------
1900 East Golf Rd.
Schaumburg, IL                                  $ 3,800      $ 20,212                     $ 1,922       $ 3,800      $ 22,134
1750 East Golf Rd.
Schaumburg, IL                                  $ 2,300      $ 17,607                     $   524       $ 2,300      $ 18,131
160-185 Hansen Court
Wood Dale, IL                                   $ 2,100      $  3,210                     $ 1,639       $ 2,100      $  4,849
3455, 3550, 3555 Salt Creek
Lane
Arlington Heights, IL                           $   850      $  4,333                     $   339       $   850      $  4,672
601 Campus Dr.
Arlington Heights, IL                   (B)     $   900      $  2,264                     $ 1,014       $   900      $  3,278
1011 Touhy Ave.
Des Plaines, IL                                 $   720      $  3,932                     $ 2,966       $   720      $  6,898
1660 Feehanville Dr.
Mount Prospect, IL                              $ 1,100      $  4,304                     $   615       $ 1,100      $  4,919
175 Hawthorn Pkwy.
Vernon Hills, IL                        (B)     $ 1,600      $  4,721                     $ 1,213       $ 1,600      $  5,934
Two Marriott Dr.
Lincolnshire, IL                        (B)     $   610      $  2,230                     $   177       $   610      $  2,407
3400 Dundee Rd.
Northbrook, IL                          (B)     $   607      $  3,476                     $   913       $   607      $  4,389
3010 & 3020 Wood Creek Dr.
Downers Grove, IL                       (B)     $ 2,385      $  6,988                     $   442       $ 2,385      $  7,430
823 Commerce Dr.
Oak Brook, IL                                   $   500      $  1,262                     $ 3,264       $   500      $  4,526
3030 Warrenville Rd.
Lisle, IL                                       $ 4,300      $ 13,787                     $   323       $ 4,300      $ 14,110
191 Waukegan Rd.
Northfield, IL                                  $ 1,220      $  3,288                     $   264       $ 1,220      $  3,552
11270 W. Park Place
Milwaukee, WI                           (B)     $   940      $ 14,734                     $   725       $   940      $ 15,459
11925 W. Lake Park Dr.
Milwaukee, WI                           (B)     $   319      $  1,819                     $   241       $   319      $  2,060
2514 S. 102nd St. &
10150 W. National Ave.
West Allis, WI                          (B)     $   975      $  7,020                     $   680       $   975      $  7,700
150, 175, 250 Patrick Blvd.
Brookfield, WI                     $ 3,078      $ 2,600      $  3,967                     $   715       $ 2,600      $  4,682
375 Bishop's Way
Brookfield, WI                                  $   600      $  4,361                     $   352       $   600      $  4,713
111 East Kilbourn Ave.
Milwaukee, WI                                   $ 2,176      $ 44,618                     $ 1,903       $ 2,176      $ 46,521
N17 W24222 Riverwood Dr.
Pewaukee, WI                                    $   771      $  8,197                     $   268       $   771      $  8,465
2550 University Ave. West
St. Paul, MN                                    $ 1,280      $ 22,820                     $   449       $ 1,280      $ 23,269
2221 University Ave. SE
Minneapolis, MN                    $ 4,550      $ 1,100      $  7,090                     $   170       $ 1,100      $  7,260
777 East Eisenhower Pkwy.
Ann Arbor, MI                                   $ 4,000      $ 12,664                     $ 5,887       $ 4,000      $ 18,551
32255 Northwestern Highway
Farmington Hills, MI               $11,745      $ 3,700      $ 20,802                     $ 1,542       $ 3,700      $ 22,344
1301 W. Long Lake Rd.
Troy, MI                                (B)     $ 2,500      $ 13,600                     $ 1,160       $ 2,500      $ 14,760
No. 40 OakHollow
Southfield, MI                          (B)     $ 1,250      $  6,063                     $   466       $ 1,250      $  6,529
24800 Denso Dr.
Southfield, MI                          (B)     $ 1,400      $  4,547                     $   882       $ 1,400      $  5,429
305, 315, 325 E. Eisenhower
Pkwy.
Ann Arbor, MI                                   $ 3,200      $ 16,432                     $   255       $ 3,200      $ 16,687
655 Metro Place South
Dublin, OH                                      $ 1,470      $ 18,188                     $ 1,040       $ 1,470      $ 19,228
4860-5000 Blazer Memorial Pkwy.
Dublin, OH                                      $ 1,340      $  7,042                     $   646       $ 1,340      $  7,688
425 Metro Place North
Dublin, OH                                      $   620      $  6,666                     $   662       $   620      $  7,328
175 South Third St.
Columbus, OH                                      Lease      $ 21,949                     $   678         Lease      $ 22,627
30 Merchant St.
Springdale, OH                                  $   650      $  5,496                     $ 1,148       $   650      $  6,644
116 Inverness Dr. East
Englewood, CO                      $12,110      $ 3,100      $ 17,867                     $   564       $ 3,100      $ 18,431
183 Inverness Dr. West
Englewood, CO                                   $ 4,000      $ 16,168                     $   194       $ 4,000      $ 16,362
                                   -------      -------      --------                     -------       -------      --------
Totals.........................    $31,483      $60,983      $373,724                     $36,242       $60,983      $409,966
                                   =======      =======      ========                     =======       =======      ========


                                            ACCUMULATED      DATE      METHOD OF
                                  TOTAL     DEPRECIATION   ACQUIRED   DEPRECIATION
                                 --------   ------------   --------   ------------
1900 East Golf Rd.
Schaumburg, IL                   $ 25,934     $ 1,933       Dec-96         (A)
1750 East Golf Rd.
Schaumburg, IL                   $ 20,431     $ 1,152       Sep-97         (A)
160-185 Hansen Court
Wood Dale, IL                    $  6,949     $ 1,143       Jan-94         (A)
3455, 3550, 3555 Salt Creek
Lane
Arlington Heights, IL            $  5,522     $   284       Oct-97         (A)
601 Campus Dr.
Arlington Heights, IL            $  4,178     $   978       May-93         (A)
1011 Touhy Ave.
Des Plaines, IL                  $  7,618     $ 1,374       Dec-93         (A)
1660 Feehanville Dr.
Mount Prospect, IL               $  6,019     $   706       Aug-95         (A)
175 Hawthorn Pkwy.
Vernon Hills, IL                 $  7,534     $ 1,407       Sep-94         (A)
Two Marriott Dr.
Lincolnshire, IL                 $  3,017     $   196       Jul-96         (A)
3400 Dundee Rd.
Northbrook, IL                   $  4,996     $   901       Oct-93         (A)
3010 & 3020 Wood Creek Dr.
Downers Grove, IL                $  9,815     $   620       Nov-96         (A)
823 Commerce Dr.
Oak Brook, IL                    $  5,026     $   934       Nov-95         (A)
3030 Warrenville Rd.
Lisle, IL                        $ 18,410     $   512       Sep-98         (A)
191 Waukegan Rd.
Northfield, IL                   $  4,772     $   109       Sep-98         (A)
11270 W. Park Place
Milwaukee, WI                    $ 16,399     $ 1,863       Sep-95         (A)
11925 W. Lake Park Dr.
Milwaukee, WI                    $  2,379     $   446       Jun-93         (A)
2514 S. 102nd St. &
10150 W. National Ave.
West Allis, WI                   $  8,675     $   731       Nov-96         (A)
150, 175, 250 Patrick Blvd.
Brookfield, WI                   $  7,282     $   975       Jun-94         (A)
375 Bishop's Way
Brookfield, WI                   $  5,313     $   339       Apr-97         (A)
111 East Kilbourn Ave.
Milwaukee, WI                    $ 48,697     $ 2,020       Apr-98         (A)
N17 W24222 Riverwood Dr.
Pewaukee, WI                     $  9,236     $    15       Dec-99         (A)
2550 University Ave. West
St. Paul, MN                     $ 24,549     $ 1,443       Dec-96         (A)
2221 University Ave. SE
Minneapolis, MN                  $  8,360     $   840       May-95         (A)
777 East Eisenhower Pkwy.
Ann Arbor, MI                    $ 22,551     $   781       Dec-97         (A)
32255 Northwestern Highway
Farmington Hills, MI             $ 26,044     $ 1,324       Dec-97         (A)
1301 W. Long Lake Rd.
Troy, MI                         $ 17,260     $ 1,497       Nov-96         (A)
No. 40 OakHollow
Southfield, MI                   $  7,779     $   611       Dec-96         (A)
24800 Denso Dr.
Southfield, MI                   $  6,829     $ 1,044       Aug-95         (A)
305, 315, 325 E. Eisenhower
Pkwy.
Ann Arbor, MI                    $ 19,887     $   274       May-99         (A)
655 Metro Place South
Dublin, OH                       $ 20,698     $ 1,308       Sep-97         (A)
4860-5000 Blazer Memorial Pkwy.
Dublin, OH                       $  9,028     $   639       Sep-96         (A)
425 Metro Place North
Dublin, OH                       $  7,948     $   518       Sep-97         (A)
175 South Third St.
Columbus, OH                     $ 22,627     $ 1,145       Jan-98         (A)
30 Merchant St.
Springdale, OH                   $  7,294     $ 1,238       Apr-96         (A)
116 Inverness Dr. East
Englewood, CO                    $ 21,531     $   808       May-98         (A)
183 Inverness Dr. West
Englewood, CO                    $ 20,362     $   664       May-98         (A)
                                 --------     -------
Totals.........................  $470,949     $32,772
                                 ========     =======

------------------------
(A) Depreciation of buildings is computed over approximately a 40 year life on a straight-line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.

(B) These properties are pledged as security for a mortgage loan with an outstanding principal amount of $73,180 at December 31, 1999.

(C) At December 31, 1999, the aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $461,572.

    Real Estate Owned:

                                                            1999       1998       1997
                                                          --------   --------   --------
  Balance beginning of year.............................  $448,557   $297,010   $189,114
  Property acquisitions.................................    28,600    142,245    102,283
  Additions.............................................    11,978     11,341      5,613
  Disposals.............................................    18,186      2,039
                                                          --------   --------   --------
  Balance end of year...................................  $470,949   $448,557   $297,010
                                                          ========   ========   ========

    Accumulated Depreciation:

                                                            1999       1998       1997
                                                          --------   --------   --------
  Balance beginning of year.............................  $ 21,951   $ 11,314   $  5,240
  Depreciation expense..................................    13,799     11,371      6,074
  Disposals.............................................     2,978        734
                                                          --------   --------   --------
  Balance end of year...................................  $ 32,772   $ 21,951   $ 11,314
                                                          ========   ========   ========

                                    EXHIBITS
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1999
                                GREAT LAKES REIT

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
         3.1            Amended and Restated Declaration of Trust of the Company as
                        filed with the Maryland State Department of Assessments and
                        Taxation on July 27, 1998 (incorporated by reference to
                        Appendix B to the Proxy Statement/Prospectus that is part of the Company's Registration Statement on Form S3-4, as
                        amended (File No. 333-56167) (the "S-4")).

         3.2            Articles Supplementary regarding the Company's 9 3/4%
                        Series A Cumulative Redeemable Preferred Shares of
                        Beneficial Interest, $.01 par value per share (the
                        "Series A Preferred Shares"), as filed with the Maryland
                        State Department of Assessments and Taxation on
                        December 17, 1998 (incorporated by reference to the Company's Form 8-A Registration Statement
                        (File No. 1-14307) filed with the Securities and Exchange
                        Commission (the "Commission") on December 16, 1998 (the
                        "December 1998 8-A")).

         3.3 Bylaws of the Company (incorporated by reference to Appendix C to the S-4).

         4.1            Specimen of certificate representing the Company's Common
                        Shares of Beneficial Interest, par value $.01 per share (the
                        "Common Shares") (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A Registration Statement filed with the Commission on July 16, 1998).

         4.2            Specimen of certificate representing the Series A Preferred
                        Shares (incorporated by reference to Exhibit 4 to the
                        December 1998 8-A).

         4.3            Unsecured Revolving Credit Agreement dated April 6, 1998
                        with Bank of America National Trust and Savings Association, as lender and administrative agent, The First National Bank of Chicago, as lender and documentation agent, Dresdner
                        Bank AG, New York and Grand Cayman branches, as lender and co-agent, U.S. Bank National Association, as lender and
                        co-agent, and LaSalle National Bank, as lender and co-agent
                        (the "Unsecured Revolving Credit Agreement") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 17, 1998 filed with the Commission on April 20, 1998).

         4.4            First Amendment to the Unsecured Revolving Credit Agreement,
                        dated June 19, 1998 (incorporated by reference to
                        Exhibit 4.4 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1998).

         4.5            Second Amendment to the Unsecured Revolving Credit
                        Agreement, dated December 16, 1998 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

         4.6            Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc. (incorporated by
                        reference to Exhibit 10.1 to the Company's Current Report on
                        Form 8-K filed with the Commission on December 9, 1998).

        10.1            Amended and Restated Agreement of Limited Partnership of
                        Great Lakes REIT, L.P., dated December 27, 1996 (the
                        "Partnership Agreement") (incorporated by reference to
                        Exhibit 5 to the Company's Current Report on Form 8-K dated
                        January 14, 1997).

        10.2            First Amendment to the Partnership Agreement, dated
                        February 6, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11
                        (File No. 333-22619) (the "S-11")).

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
        10.3            Second Amendment to the Partnership Agreement, dated
                        February 10, 1997 (incorporated by reference to
                        Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1998).

        10.4            Third Amendment to the Partnership Agreement, dated May 22,
                        1998 (incorporated by reference to Exhibit 10.4 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998).

        10.5            Fourth Amendment to the Partnership Agreement, dated
                        December 23, 1998 (incorporated by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).

       *10.6            1997 Equity and Performance Incentive Plan (the "Employee
                        Plan") (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 to Form S-8
                        Registration Statement (File No. 333-56619)).

       *10.7            Form of Option Agreement for use in connection with options granted under the Employee Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1998); Richard A. May,
                        Patrick R. Hunt, Richard L. Rasley, James Hicks, and Raymond
                        Braun entered into agreements in 1999 that evidenced an
                        option to purchase 34,700, 31,950, 19,450, 19,450 and 19,450
                        Common Shares, respectively.

       *10.8            Amended and Restated Option Plan for Independent Trustees,
                        as amended the "Trustee Plan") (incorporated by reference to
                        Exhibit 4.4 to the Company's Post-Effective
                        Amendment No. 1 to Form S-8 Registration Statement
                        (File No. 333-56617)).

       *10.9            Form of Non-Qualified Stock OptionCertificate for use in
                        connection with options granted under the Trustee Plan
                        (incorporated by reference to Exhibit 10.9 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1998); James J. Brinkerhoff, Daniel E. Josephs, Daniel P.
                        Kearney, Edward Lowenthal and Donald E. Phillips were each issued certificates dated December 31, 1999 that evidenced an option to purchase 5,000 Common Shares.

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

       *10.12           Form of Employment Agreement dated July 17, 1998 for Kim S.
                        Mills and Edith M. Scurto (incorporated by reference to
                        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1998).

       *10.13           Limited Purpose Employee Loan Program of the Company
                        (incorporated by reference to Exhibit 10.61 to the Company's
                        Form 10/A Registration Statement filed with the Commission on January 9, 1997).

       *10.14           Form of Limited Purpose Employee Loan Program Loan Security
                        Agreement for use in connection with limited purpose
                        employee loans; Richard A. May, Patrick R. Hunt, Richard L.
                        Rasley, James Hicks and Raymond M. Braun borrowed $337,247,
                        $539,044, $393,342, $1,332,000 and $453,749, respectively.

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

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
       *10.16           Restricted Stock Agreement dated May 1, 1996 between the
                        Company and Raymond Braun (incorporated by reference to
                        Exhibit 10.8.6 to the S-11).

        21.1            Subsidiaries of the Company.

        23.1            Consent of Independent Auditors.

        24.1            Power of Attorney (set forth on the signature page hereof).

        27.1            Financial Data Schedule.

------------------------

*   Management contract or compensation plan or arrangement.

    (b) Reports on Form 8-K:

        During the fourth quarter ended December 31, 1999, the Company filed the following reports on Form 8-K.

        Report on Form 8-K dated November 24, 1999 reporting the following item:

        Item 5. Other Events