Form 10-K/A
period 1999-12-31
GREAT LAKES REIT
filed 2000-04-06
CIK 1063393

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                  None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Great Lakes REIT, a Maryland real estate investment trust (the "Company"), hereby amends Items 8 and 14(a) of its Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 23, 2000. This amendment is being filed to correct an error on page F-3. The year identification in the column headings of the consolidated balance sheet are incorrect. The proper headings are 1999 and 1998 for the left and right column, respectively. The Company is filing the corrected financial statements and supplementary data required by Regulation S-X that were included in the original 10-K filing commencing on page F-1 in their entirety.

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

                                          Ernst & Young LLP

Chicago, Illinois
January 26, 2000

                                GREAT LAKES REIT

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
Properties:
Land........................................................  $ 60,983   $ 60,960
Buildings, improvements, and equipment......................   410,478    388,068
                                                              --------   --------
                                                               471,461    449,028
Less accumulated depreciation...............................    33,074     22,166
                                                              --------   --------
                                                               438,387    426,862
Cash and cash equivalents...................................     1,518      2,466
Real estate tax escrows.....................................       277        619
Rents receivable............................................     6,274      5,021
Deferred financing and leasing costs, net of accumulated
  amortization..............................................     6,069      6,067
Goodwill, net of accumulated amortization...................     1,210      1,284
Other assets................................................     1,467      1,370
                                                              --------   --------
Total assets................................................  $455,202   $443,689
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Bank loan payable...........................................  $107,000   $ 84,291
Mortgage loans payable......................................   100,113    104,532
Bonds payable...............................................     4,550      4,800
Accounts payable and accrued liabilities....................     5,947      4,338
Accrued real estate taxes...................................    11,687     11,149
Prepaid rent................................................     3,936      3,220
Security deposits...........................................     1,084      1,107
                                                              --------   --------
Total liabilities...........................................   234,317    213,437
                                                              --------   --------
Minority interests..........................................       951      1,165
                                                              --------   --------

Commitments and contingencies
Preferred shares of beneficial interest ($0.01 par value,
  10,000,000 shares authorized; 1,500,000 9 3/4% Series A
  Cumulative Redeemable shares, with a $25.00 per share
  Liquidation Preference, issued and outstanding)...........    37,500     37,500
Common shares of beneficial interest ($0.01 par value,
  60,000,000 shares authorized; 17,816,883 and 17,513,578
  shares issued in 1999 and 1998, respectively).............       178        175
Paid-in-capital.............................................   227,907    223,414
Retained earnings (deficit).................................    (5,936)    (8,790)
Employee share purchase loans...............................   (16,335)   (11,967)
Deferred compensation.......................................       (22)       (44)
Treasury shares, at cost (1,521,785 and 743,184 shares in
  1999 and 1998, respectively)..............................   (23,358)   (11,201)
                                                              --------   --------
Total shareholders' equity..................................   219,934    229,087
                                                              --------   --------
Total liabilities and shareholders' equity..................  $455,202   $443,689
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
                                                          ========   ========   ========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2000.

                                                       GREAT LAKES REIT

                                                       By:            /s/ RICHARD L. RASLEY
                                                            -----------------------------------------
                                                                        Richard L. Rasley
                                                                    EXECUTIVE VICE PRESIDENT,
                                                                  SECRETARY AND GENERAL COUNSEL

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 2000.

                                                                           TITLE
                                                       ----------------------------------------------
                          *                            Chairman of the Board of Trustees and Chief
     -------------------------------------------         Executive Officer (Principal Executive
                   Richard A. May                        Officer)

                          *
     -------------------------------------------       President, Chief Operating Officer and Trustee
                   Patrick R. Hunt

                          *                            Chief Financial Officer and Treasurer
     -------------------------------------------         (Principal Financial Officer and Principal
                     James Hicks                         Accounting Officer)

                          *
     -------------------------------------------       Trustee
                James J. Brinkerhoff

                          *
     -------------------------------------------       Trustee
                  Daniel E. Josephs

                          *
     -------------------------------------------       Trustee
                  Daniel P. Kearney

                          *
     -------------------------------------------       Trustee
                  Edward Lowenthal

                          *
     -------------------------------------------       Trustee
                 Donald E. Phillips

* The undersigned by signing his name hereunto has hereby signed this Amendment No. 1 to Annual
  Report on Form 10-K on behalf of the above-named trustees and officers, on April 5, 2000, pursuant to a power of attorney executed by each such officer and trustee and previously filed with the
  Securities and Exchange Commission.

                                                       By:            /s/ RICHARD L. RASLEY
                                                            -----------------------------------------
                                                                        Richard L. Rasley