Form 10-Q
period 2000-03-31
GREAT LAKES REIT
filed 2000-05-10
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of May 5, 2000: 16,409,100



                                Great Lakes REIT
                               Index to Form 10-Q
                                 March 31, 2000
                                                                                               Page Number

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of March 31, 2000
                      and December 31, 1999                                                               4

                      Consolidated Statements of Income
                      for the three months
                      ended March 31, 2000 and 1999                                                       5

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the three months ended March 31, 2000                                           6

                      Consolidated Statements of Cash Flows
                      for the three months
                      ended March 31, 2000 and 1999                                                       7

                      Notes to Consolidated Financial Statements                                          8

         Item 2.      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                                  9

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk                         11

Part II - Other Information

         Item 2.      Changes in Securities                                                              12

         Item 6.      Exhibits and Reports on Form 8-K                                                   12



Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands, except per share data)                                             March 31,         December 31,
                                                                                            2000               1999
                                                                                            ----               ----
Assets
Properties:
Land                                                                                          $60,983            $60,983
Buildings, improvements, and equipment                                                        412,755            410,478
                                                                                 ----------------------------------------
                                                                                              473,738            471,461
Less accumulated depreciation                                                                  36,141             33,074
                                                                                 ----------------------------------------
                                                                                              437,597            438,387
Cash and cash equivalents                                                                       1,780              1,518
Real estate tax escrows                                                                           263                277
Rents receivable                                                                                6,453              6,274
Deferred financing and leasing costs, net of accumulated amortization                           5,945              6,069
Goodwill, net of accumulated amortization                                                       1,191              1,210
Other assets                                                                                    1,708              1,467
                                                                                 ----------------------------------------

Total assets                                                                                 $454,937           $455,202
                                                                                 ========================================

Liabilities and shareholders' equity

Bank loan payable                                                                            $107,000           $107,000
Mortgage loans payable                                                                         99,516            100,113
Bonds payable                                                                                   4,550              4,550
Accounts payable and accrued liabilities                                                        3,347              5,947
Accrued real estate taxes                                                                      10,149             11,687
Dividends payable                                                                               5,580                  0
Prepaid rent                                                                                    4,271              3,936
Security deposits                                                                               1,109              1,084
                                                                                 ----------------------------------------

Total liabilities                                                                             235,522            234,317
                                                                                 ----------------------------------------

Minority interests                                                                                686                951
                                                                                 ----------------------------------------



Preferred shares of beneficial interest ($0.01 par value,                                      37,500             37,500
 10,000,000 shares authorized; 1,500,000 9 3/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share
 Liquidation Preference, issued and outstanding in 2000 and 1999)
Common shares of beneficial interest ($0.01 par value,                                            179                178
 60,000,000 shares authorized; 17,952,485 and 17,816,883
 shares issued in 2000 and 1999, respectively)
Paid-in-capital                                                                               230,064            227,907
Retained earnings (deficit)                                                                   (6,900)            (5,936)
Employee share loans                                                                         (18,453)           (16,335)
Deferred compensation                                                                            (17)               (22)
Treasury shares, at cost (1,543,385 and 1,521,785 shares in                                  (23,644)           (23,358)
2000 and 1999, respectively)
                                                                                 ----------------------------------------

Total shareholders' equity                                                                    218,729            219,934
                                                                                 ----------------------------------------

Total liabilities and shareholders' equity                                                   $454,937           $455,202
                                                                                 ========================================


The accompanying notes are an integral part of these financial statements.



Great Lakes REIT
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)
                                                                                          Three months ended March 31,
                                                                                 ---------------------------------------
                                                                                               2000               1999
                                                                                               ----               ----
Revenues:
Rental                                                                                        $18,785           $17,524
Reimbursements                                                                                  5,251             4,968
Interest and other                                                                                443               246
                                                                                 ---------------------------------------

Total revenues                                                                                 24,479            22,738
                                                                                 ---------------------------------------

Expenses:
Real estate taxes                                                                               3,922             3,625
Other property operating                                                                        6,036             6,124
General and administrative                                                                      1,105             1,163
Interest                                                                                        3,746             3,276
Depreciation and amortization                                                                   4,127             3,721
                                                                                 ---------------------------------------

Total expenses                                                                                 18,936            17,909
                                                                                 ---------------------------------------

Income before allocation to minority interests                                                  5,543             4,829

Minority interests                                                                                 13                16
                                                                                 ---------------------------------------

Net income                                                                                      5,530             4,813

Income allocated to preferred shareholders                                                        914               914
                                                                                 ---------------------------------------

Net income applicable to common shares                                                         $4,616            $3,899
                                                                                 =======================================

Earnings per common share - basic                                                               $0.28             $0.24
                                                                                 =======================================

Weighted average common shares outstanding - basic                                             16,334            16,574
                                                                                 =======================================


Diluted earnings per common share                                                               $0.28             $0.23
                                                                                 =======================================

Weighted average common shares outstanding - diluted                                           16,402            16,659
                                                                                 =======================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited) For the Three Months Ended March 31, 2000
(Dollars in Thousands)

Preferred Shares
Balance at beginning of period                                           $37,500
Proceeds from the sale of preferred shares                                    --
--------------------------------------------------------------------------------
Balance at end of period                                                  37,500

Common Shares
Balance at beginning of period                                               178
Exercise of share options                                                      1
--------------------------------------------------------------------------------
Balance at end of period                                                     179

Paid-in capital
Balance at beginning of period                                           227,907
Exercise of share options                                                  2,157
--------------------------------------------------------------------------------
Balance at end of period                                                 230,064

Retained earnings (deficit)
Balance at beginning of period                                           (5,936)
Net income                                                                 5,530
Distributions/dividends                                                  (6,494)
--------------------------------------------------------------------------------
Balance at end of period                                                 (6,900)

Employee share loans
Balance at beginning of period                                          (16,335)
Exercise of share options                                                (2,118)
--------------------------------------------------------------------------------
Balance at end of period                                                (18,453)

Deferred compensation
Balance at beginning of period                                              (22)
Amortization of deferred compensation                                          5
--------------------------------------------------------------------------------
Balance at end of period                                                    (17)


Treasury shares
Balance at beginning of period                                          (23,358)
Purchase of treasury shares                                                (286)
--------------------------------------------------------------------------------
Balance at end of period                                                (23,644)
--------------------------------------------------------------------------------
Total shareholders' equity                                              $218,729
================================================================================


The accompanying notes are an integral part of these financial statements.



Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)
                                                                                          Three Months Ended March 31,
                                                                                 ---------------------------------------
                                                                                             2000               1999
                                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $5,530            $4,813
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                                4,127             3,721
   Other non cash items                                                                            18                23
Net changes in assets and liabilities:
   Rents receivable                                                                             (179)               232
   Real estate tax escrows and other assets                                                     (224)              (46)
   Accounts payable, accrued expenses and other liabilities                                   (2,240)               862
   Accrued real estate taxes                                                                  (1,538)           (1,440)
   Payment of deferred leasing costs                                                            (369)             (495)
                                                                                 ---------------------------------------
Net cash provided by operating activities                                                       5,125             7,670
                                                                                 ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to buildings, improvements and equipment                                            (2,828)           (3,660)
Other investing activities                                                                         --             (200)
                                                                                 ---------------------------------------
Cash used by investing activities                                                             (2,828)           (3,860)
                                                                                 ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common  and preferred shares                                                 --                --
Payment of share offering costs                                                                    --                --
Proceeds from exercise of share options                                                            40                 1
Proceeds from bank and mortgage loans payable                                                      --             7,275
Distributions / dividends paid                                                                  (914)           (6,060)
Distributions to minority interests                                                              (19)                --
Purchase of minority interests                                                                  (259)             (256)
Purchase of treasury shares                                                                     (286)           (4,405)
Payment of bank and mortgage loans and bonds                                                    (597)             (577)
Payment of deferred financing costs                                                                --              (13)
                                                                                 ---------------------------------------
Net cash used by financing activities                                                         (2,035)           (4,035)
                                                                                 ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                              262             (225)
Cash and cash equivalents, beginning of year                                                    1,518             2,466
                                                                                 =======================================
Cash and cash equivalents, end of quarter                                                      $1,780            $2,241
                                                                                 =======================================

Supplemental disclosure of cash flow:
Interest paid                                                                                  $3,717            $3,310
                                                                                 =======================================


Non cash financing transactions:
Employee share loans                                                                           $2,118              $433
                                                                                 =======================================
Increase in preferred dividends payable                                                            --              $142
                                                                                 =======================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
                   Notes to Consolidated Financial Statements
                   Dollars in thousands, except per share data
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust, (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and light industrial properties primarily located in the Midwest. At March 31, 2000, the Company owned and operated 36 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office and light industrial space to over 500 tenants in a variety of businesses.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (the "1999 10-K"). In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 1999 10-K.

2.       Segment Information

The Company has three reportable segments distinguished by property type. The property types are office, with 89% (as measured by square feet) of the Company's overall portfolio, office/service center (11%), and industrial (0%, as the Company sold its only industrial property in 1999), and are primarily located in the Midwest. As of March 31, 2000, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income which is a widely recognized industry measure of a property's performance.

Following is a summary report of segment information for the three months ended March 31, 2000 and 1999.
                                          For the three months ended
                                                    March 31,
                                   ---------------------------------------
                                              2000                1999
Revenues
Office                                         $22,302             $20,661
Office/service center                            1,734               1,619
Industrial                                          --                 139
Deferred rental revenues                            --                  73
Interest and other                                 443                 246
                                   ========================================
  Total                                        $24,479             $22,738
                                   ========================================

Net operating income
Office                                         $12,966             $11,652
Office/service center                            1,112                 914
Industrial                                          --                 104
                                   ========================================
  Total                                        $14,078             $12,670
                                   ========================================

Depreciation
and amortization
Office                                          $3,645              $3,281
Office/service center                              348                 298
Industrial                                          --                  26
Other                                              134                 116
                                   ========================================
  Total                                         $4,127              $3,721
                                   ========================================

Interest expense
Office                                          $3,371              $2,890
Office/service center                              375                 332
Industrial                                          --                  54
                                   ========================================
  Total                                         $3,746              $3,276
                                   ========================================



Additions to properties
Office                                          $2,684              $3,418
Office/service center                              121                 189
Industrial                                          --                  36
Other                                               24                  17
                                   ========================================
  Total                                         $2,829              $3,660
                                   ========================================

Income before allocation to
minority interests
Office                                          $5,950              $5,481
Office/service center                              389                 284
Industrial                                          --                  24
Deferred rental revenues                            --                  73
Interest and other income                          443                 246
General and administrative                     (1,105)             (1,163)
Other depreciation                               (134)               (116)
                                   ----------------------------------------
  Income before allocation
  to minority interests                         $5,543              $4,829
                                   ========================================


Following is a summary of segment assets at March 31, 2000 and December 31,1999:

                                             March 31,         December 31,
                                   ----------------------------------------
                                               2000                1999
Assets
Office                                        $410,687            $411,738
Office/service center                           30,439              30,635
Other                                           13,811              12,829
                                   ----------------------------------------
Total                                         $454,937            $455,202
                                   ========================================


3.       Subsequent Events

On April 6, 2000, the Company sold its Downers Grove, Illinois property for a contract price of $12,700.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three months ended March 31, 2000. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1999 10-K.

Overview

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties located primarily in the Midwest. At March 31, 2000, the Company owned and operated 36 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 500 tenants in a variety of businesses.

Three months ended March 31, 2000 compared to three months ended March 31, 1999

In analyzing the operating results for the quarter ended March 31, 2000, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 1999 are due principally to: (i) the addition of a full year's operating results in 2000 of properties acquired in 1999 compared to the partial year's operating results from the dates of their respective acquisitions in 1999, (ii) the effect of property dispositions in 1999 and (iii) improved operations of properties during 2000 compared to 1999.


                                                      Rental and     Real estate   Property
                                                     reimbursement      taxes      operating
                                                         income                     expenses

Increase due to inclusion of results of properties        $910          $185          $296
acquired in 1999
Effect of property dispositions in 1999                 (1,083)        (186)          (276)
Improved operations in 2000 as compared to 1999           1,717          298          (108)
                                                     -----------     -----------   ----------
Total                                                    $1,544         $297          $(88)
                                                     ===========     ===========   ===========

Interest expense during the quarter ended March 31, 2000 increased by $470 as the Company had greater amounts of debt outstanding in 2000.

Depreciation and amortization increased in 2000 by $406 as the Company had a gross book value of depreciable assets at March 31, 2000 of $412,755 compared to $391,698 at March 31, 1999.

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

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through property dispositions and additional borrowings on its existing $150,000 unsecured bank credit facility that matures in April 2001. The Company had $43,000 available for future borrowings under this credit facility at March 31, 2000.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

In 2000, the Company announced a plan to repurchase up to 250,000 common shares. Through April 2000, the Company repurchased 21,600 of its common shares for an aggregate purchase price of $316. Funds for the share repurchases came from borrowings under the Company's unsecured bank credit facility and working capital.

In April 2000, the Company sold its Downers Grove, Illinois property for a contract price of $12,700. The Company has deposited the proceeds from the sale in a tax-deferred exchange trust and currently expects to use the proceeds to acquire additional investment properties. The Company may elect to use the proceeds to reduce the outstanding balance on its unsecured bank credit facility and for working capital.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.
FFO for the three months ended March 31, 2000 and 1999 is as follows (Dollars in Thousands):

                                                            2000            1999
                                                            ----            ----
Net income applicable to common shares                     $4,616         $3,899
Depreciation and amortization                               3,970          3,580
Minority interests                                             13             16
                                                 ----------------- -------------
FFO                                                        $8,599         $7,495
                                                 ================= =============

Forward-Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, increased competition for acquisition of new properties, unanticipated expenses and delays in acquiring properties and regional occupancy rates and regional economic and business conditions.

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

At March 31, 2000, the Company had $99,516 of fixed rate debt outstanding at an average rate of 6.88 %. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 71% of its long-term debt outstanding at March 31, 2000 at fixed rates (including the debt affected by the interest rate cap agreement). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

                                                             Interest Rate Sensitivity
                                                       Principal Amount by Expected Maturity
                                                               Average Interest Rate

                                           2000 (1)        2001       2002       2003      2004   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable                  $1,886      $2,660     $2,851    $13,861    $5,440      $72,818
     Average interest rate                    6.97%       6.97%      6.97%      7.06%     7.86%        6.87%
Fixed Rate
     Bank loan payable                                  $50,000
     Average interest rate(2)
Variable Rate
     Bank loan payable                                  $57,000
     Average interest rate (3)
     Bonds payable                             $280        $310       $340       $375      $415       $2,830
     Average interest rate                      (4)         (4)        (4)        (4)       (4)          (4)


(1)  For the period April 1, 2000 to December 31, 2000.
(2) The maximum interest rate on this loan is 7.3%. The average interest rate for 2000 was 7.3%.
(3) The current interest rate on this debt is LIBOR + 1.15%. The average interest rate for this loan for 2000 was 7.43%. (3) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate in 2000 was 5.24%.

Part II Other Information

Item 2. Changes in Securities (Dollars in thousands)

During the quarter ended March 31, 2000, the Company issued 4,181 shares of common stock pursuant to the exercise of outstanding share options with an aggregate exercise price of $52. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.

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





                                                               Great Lakes REIT.
                                                                    (Registrant)






Date: May 10, 2000                                               /s/ James Hicks
                                           Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)