Form 10-Q
period 2000-06-30
GREAT LAKES REIT
filed 2000-08-03
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of August 2, 2000: 16,626,814


                                Great Lakes REIT
                               Index to Form 10-Q
                                  June 30, 2000

                                                                                                     Page Number


Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of June 30, 2000
                      and December 31, 1999                                                               4

                      Consolidated Statements of Income
                      for the three months
                      ended June 30, 2000 and 1999                                                        5

                      Consolidated Statements of Income
                      for the six months
                      ended June 30, 2000 and 1999                                                        6

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the six months ended June 30, 2000                                              7

                      Consolidated Statements of Cash Flows
                      for the six months
                      ended June 30, 2000 and 1999                                                        8

                      Notes to Consolidated Financial Statements                                          9

         Item 2.      Management's  Discussion and Analysis of Financial
                      Condition and Results of Operations                                                10

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk                         13

Part II - Other Information

         Item 2.      Changes in Securities                                                              14

         Item 4.      Submission of Matters to a Vote of Security Holders                                14

         Item 6.      Exhibits and Reports on Form 8-K                                                   14


Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands, except per share data)

                                                                                         June 30,   December 31,
                                                                                          2000          1999
                                                                                          ----          ----
Assets
Properties:
Land                                                                                      $58,598        $60,983
Buildings, improvements, and equipment                                                    407,214        410,478
                                                                                  -------------------------------
                                                                                          465,812        471,461
Less accumulated depreciation                                                              38,495         33,074
                                                                                  -------------------------------
                                                                                          427,317        438,387
Cash and cash equivalents                                                                  13,874          1,518
Real estate tax escrows                                                                       228            277
Rents receivable                                                                            5,437          6,274
Deferred financing and leasing costs, net of accumulated amortization                       5,978          6,069
Goodwill, net of accumulated amortization                                                   1,173          1,210
Other assets                                                                                1,309          1,467
                                                                                  -------------------------------

Total assets                                                                             $455,316       $455,202
                                                                                  ===============================

Liabilities and shareholders' equity

Bank loan payable                                                                        $105,500       $107,000
Mortgage loans payable                                                                     98,900        100,113
Bonds payable                                                                               4,270          4,550
Accounts payable and accrued liabilities                                                    4,209          5,947
Accrued real estate taxes                                                                   9,658         11,687
Dividends payable                                                                           6,290             --
Prepaid rent                                                                                3,778          3,936
Security deposits                                                                           1,198          1,084
                                                                                  -------------------------------

Total liabilities                                                                         233,803        234,317
                                                                                  -------------------------------

Minority interests                                                                            694            951
                                                                                  -------------------------------

Preferred shares of beneficial interest ($0.01 par value,                                  37,500         37,500
 10,000,000 shares authorized; 1,500,000 9 3/4% Series A
 Cumulative  Redeemable shares, with a $25.00 per share Liquidation  Preference, issued and outstanding in 2000 and 1999)
Common shares of beneficial interest ($0.01 par value,                                        182            178
 60,000,000 shares authorized; 18,170,199 and 17,816,883
 shares issued in 2000 and 1999, respectively)
Paid-in-capital                                                                           233,476        227,907
Retained earnings (deficit)                                                               (4,973)        (5,936)
Employee share loans                                                                     (18,715)       (16,335)
Deferred compensation                                                                     (2,977)           (22)
Treasury shares, at cost (1,543,385 and 1,521,785 shares in                              (23,674)       (23,358)
2000 and 1999, respectively)
                                                                                  -------------------------------

Total shareholders' equity                                                                220,819        219,934
                                                                                  -------------------------------

Total liabilities and shareholders' equity                                               $455,316       $455,202
                                                                                  ===============================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In Thousands, except per share data)
                                                         Three months ended
                                                              June 30,
                                                          2000        1999

Revenues:
Rental                                                     $18,907    $18,618
Reimbursements                                               5,349      5,032
Interest and other                                             630        274
                                                       -----------------------

Total revenues                                              24,886     23,924
                                                       -----------------------

Expenses:
Real estate taxes                                            3,161      4,521
Other property operating                                     6,572      5,890
General and administrative                                   1,291      1,050
Interest                                                     3,809      3,479
Depreciation and amortization                                4,172      4,028
                                                       -----------------------

Total expenses                                              19,005     18,968
                                                       -----------------------

Income before gain on sale of properties                     5,881      4,956

Gain on sale of properties, net                              2,964      4,858
                                                       -----------------------

Income before allocation to minority interests               8,845      9,814

Minority interests                                              21         33
                                                       -----------------------

Net income                                                   8,824      9,781

Income allocated to preferred shareholders                     914        914
                                                       -----------------------

Net income applicable to common shares                      $7,910     $8,867
                                                       =======================

Earnings per common share - basic                            $0.48      $0.54
                                                       =======================

Weighted average common shares outstanding - basic          16,482     16,491
                                                       =======================

Diluted earnings per common share                            $0.48      $0.54
                                                       =======================

Weighted average common shares outstanding - diluted        16,515     16,572
                                                       =======================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In Thousands, except per share data)
                                                           Six months ended
                                                               June 30,
                                                           2000       1999

Revenues:
Rental                                                     $37,692    $36,142
Reimbursements                                              10,600     10,001
Interest and other                                           1,073        519
                                                         ---------------------

Total revenues                                              49,365     46,662
                                                         ---------------------

Expenses:
Real estate taxes                                            7,082      8,146
Other property operating                                    12,608     12,013
General and administrative                                   2,396      2,214
Interest                                                     7,556      6,755
Depreciation and amortization                                8,299      7,749
                                                         ---------------------

Total expenses                                              37,941     36,877
                                                         ---------------------

Income before gain on sale of properties                    11,424      9,785

Gain on sale of properties, net                              2,964      4,858
                                                         ---------------------

Income before allocation to minority interests              14,388     14,643

Minority interests                                              34         49
                                                         ---------------------

Net income                                                  14,354     14,594

Income allocated to preferred shareholders                   1,828      1,828
                                                         ---------------------

Net income applicable to common shares                     $12,526    $12,766
                                                         =====================

Earnings per common share - basic                            $0.76      $0.77
                                                         =====================

Weighted average common shares outstanding - basic          16,408     16,533
                                                         =====================

Diluted earnings per common share                            $0.76      $0.77
                                                         =====================

Weighted average common shares outstanding - diluted        16,442     16,614
                                                         =====================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited) For the Six Months Ended June 30, 2000
(Dollars in Thousands)

                                                                 2000
-----------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                 $37,500
-----------------------------------------------------------------------
Balance at end of period                                        37,500

Common Shares
Balance at beginning of period                                     178
Restricted share award                                               2
Exercise of share options                                            2
-----------------------------------------------------------------------
Balance at end of period                                           182

Paid-in capital
Balance at beginning of period                                 227,907
Restricted share award                                           3,136
Exercise of share options                                        2,433
-----------------------------------------------------------------------
Balance at end of period                                       233,476

Retained earnings (deficit)
Balance at beginning of period                                 (5,936)
Net income                                                      14,354
Distributions/dividends                                       (13,391)
-----------------------------------------------------------------------
Balance at end of period                                       (4,973)

Employee share loans
Balance at beginning of period                                (16,335)
Exercise of share options                                      (2,380)
-----------------------------------------------------------------------
Balance at end of period                                      (18,715)

Deferred compensation
Balance at beginning of period                                    (22)
Restricted share award                                         (3,138)
Amortization of deferred compensation                              183
-----------------------------------------------------------------------
Balance at end of period                                       (2,977)

Treasury shares
Balance at beginning of period                                (23,358)
Purchase of treasury shares                                      (316)
-----------------------------------------------------------------------
Balance at end of period                                      (23,674)
-----------------------------------------------------------------------
Total shareholders' equity                                    $220,819
=======================================================================
The accompanying notes are an integral part of these financial statements.




Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)

                                                                             Six Months Ended June 30,
                                                                               2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $14,354           $14,594
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                8,299             7,749
   Gain on sale of properties                                                 (2,964)           (4,858)
   Other non cash items                                                           216                62
Net changes in assets and liabilities:
   Rents receivable                                                               837              (26)
   Real estate tax escrows and other assets                                       303               631
   Accounts payable, accrued expenses and other liabilities                   (1,477)              (59)
   Accrued real estate taxes                                                  (2,029)             (811)
   Payment of deferred leasing costs                                            (881)           (1,142)
                                                                   -------------------------------------
Net cash provided by operating activities                                      16,658            16,140
                                                                   -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                             --          (19,634)
Additions to buildings, improvements and equipment                            (5,334)           (6,110)
Proceeds from property sales, net                                              12,144            13,458
Other investing activities                                                      (100)             (362)
                                                                   -------------------------------------
Net cash provided by (used in) investing activities                             6,710          (12,648)
                                                                   -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                            55                80
Proceeds from bank and mortgage loans payable                                   4,500            27,775
Distributions / dividends paid                                                (7,401)          (12,628)
Distributions to minority interests                                              (33)              (18)
Purchase of minority interests                                                  (258)             (256)
Purchase of treasury shares                                                     (316)           (5,986)
Payment of bank and mortgage loans and bonds                                  (7,493)           (1,410)
Payment of deferred financing costs                                              (66)             (229)
                                                                   -------------------------------------
Net cash provided by (used in) financing activities                          (11,012)             7,328
                                                                   -------------------------------------
Net increase in cash and cash equivalents                                      12,356            10,820
Cash and cash equivalents, beginning of year                                    1,518             2,466
                                                                   -------------------------------------
Cash and cash equivalents, end of period                                      $13,874           $13,286
                                                                   =====================================

Supplemental disclosure of cash flow:
Interest paid                                                                  $7,542            $6,718
                                                                   =====================================
Non cash financing transactions:
Employee share loans                                                           $2,380            $3,702
                                                                   =====================================
Mortgage assumed by purchaser of property                                          --            $2,079
                                                                   =====================================
Increase in preferred dividends payable                                            --              $142
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

                                Great Lakes REIT
                   Notes to Consolidated Financial Statements
                   Dollars in thousands, except per share data
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and light industrial properties primarily located in the Midwest. At June 30, 2000, the Company owned and operated 35 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office and light industrial space to over 500 tenants in a variety of businesses.

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

2.       Segment Information

The Company has three reportable segments distinguished by property type. The property types are office, with 89% (as measured by square feet) of the Company's overall portfolio, office/service center (11%), and industrial (0%, as the Company sold its only industrial property in 1999), and are primarily located in the Midwest. As of June 30, 2000, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income which is a widely recognized industry measure of a property's performance.

The following table summarizes the Company's segment information for the three and six months ended June 30, 2000 and 1999.

                                         For the six  months  ended              For the three months ended
                                                  June 30,                                  June 30,
                                           2000               1999                2000                1999
Revenues
Office                                         $44,785             $42,490             $22,483            $21,829
Office/service center                            3,365               3,318               1,631              1,699
Industrial                                          --                 172                  --                 33
Deferred rental revenues                           142                 163                 142                 90
Interest and other                               1,073                 519                 630                273
                                    ------------------------------------------------------------------------------
  Total                                        $49,365             $46,662             $24,886            $23,924
                                    ==============================================================================

Net operating income
Office                                         $26,215             $23,663             $13,248            $12,011
Office/service center                            2,245               2,017               1,133              1,105
Industrial                                          --                 141                  --                 34
                                    ------------------------------------------------------------------------------
  Total                                        $28,460             $25,821             $14,381            $13,150
                                    ==============================================================================

Depreciation
and amortization
Office                                          $7,369              $6,860              $3,724             $3,579
Office/service center                              659                 614                 312                316
Industrial                                          --                  33                  --                  7
Other                                              271                 242                 136                126

                                    ------------------------------------------------------------------------------
  Total                                         $8,299              $7,749              $4,172             $4,028
                                    ==============================================================================

Interest expense
Office                                          $6,796              $5,987              $3,424             $3,097
Office/service center                              760                 698                 385                367
Industrial                                          --                  70                  --                 15

                                    ------------------------------------------------------------------------------
  Total                                         $7,556              $6,755              $3,809             $3,479
                                    ==============================================================================



Additions to properties
Office                                          $5,173             $25,161              $2,489            $21,743
Office/service center                              129                 505                   8                316
Industrial                                          --                  36                  --
Other                                               32                  40                   8                 24
                                    ------------------------------------------------------------------------------
  Total                                         $5,334             $25,742              $2,505            $22,083
                                    ==============================================================================

Income before allocation to minority interests
and gains on sale of properties
                                              For the six months ended              For the three months ended
                                                      June 30,                                 June 30,
                                              2000               1999                 2000                1999
Office                                         $12,050             $10,816              $6,100             $5,335
Office/service center                              826                 705                 436                422
Industrial                                          --                  38                  --                 12
Deferred rental revenues                           142                 163                 142                 90
Interest and other income                        1,073                 519                 630                273
General and administrative                     (2,396)             (2,214)             (1,291)            (1,050)
Other depreciation                               (271)               (242)               (136)              (126)
                                    ------------------------------------------------------------------------------

Total                                          $11,424              $9,785              $5,881             $4,956
                                    ==============================================================================

Following is a summary of segment assets at June 30, 2000 and December 31, 1999:

                                              June 30,       December 31,
                                   ----------------------------------------
                                               2000             1999
Asset
Office                                        $404,902            $411,738
Office/service center                           24,872              30,635
Other                                           25,542              12,829
                                   ----------------------------------------
Total                                         $455,316            $455,202
                                   ========================================

3.                Property Dispositions

On April 6, 2000, the Company sold its property located at 3010 and 3020 Woodcreek Drive, Downers Grove, Illinois for a contract price of $12,700 resulting in a gain on sale of $2,964.

In July 2000, the Company signed a contract to sell 183 Inverness Drive, Englewood, Colorado for a contract price of $28,250.

4.       Restricted Share Grant

On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company but may vest in increments during the period ended December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares.

5.       Commitments

In July 2000, the Company signed a contract to acquire, upon completion, Two Riverwood Place, a 96,000 square foot office building in Pewaukee, Wisconsin for a maximum price of $8,500. The total investment in this property is expected to be $11,700. The Company expects to acquire this property in July 2001.

6.       Subsequent Events

On August 1, 2000, the Company acquired a 109,647 square foot one-story office building in Schaumburg, Illinois for approximately $9,700. The Company used a portion of the proceeds from the sale of its Downers Grove, Illinois property to purchase this investment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and six months ended June 30, 2000. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1999 10-K.

Overview
--------

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties primarily located in the Midwest. At June 30, 2000, the Company owned and operated 35 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 500 tenants who are engaged in a variety of businesses.

Three months ended June 30, 2000 compared to three months ended June 30, 1999

In analyzing the operating results for the quarter ended June 30, 2000, the changes in rental and reimbursement income, real estate taxes and property operating expenses, from 1999 are due principally to the following factors: (1) the addition of a full year's operating results in 2000 from properties acquired in 1999 as compared to a partial year's operating results in 1999, (2) the effect of property dispositions in 1999 and 2000 and (3) improved operations of properties during 2000 as compared to 1999.

                                                                    Rental and      Real estate      Property
                                                                  reimbursement        taxes         operating
                                                                     income                          expenses
Increase   (decrease)   due  to   inclusion   of  results  of         $592             $105            $325
properties acquired in 1999
(Decrease) due to property dispositions in 1999 and 2000           (1,246)            (197)           (275)
Increase (decrease) in operations in 2000 as compared to 1999        1,260          (1,268)             632
                                                               ----------------- ------------------ --------------
Total increase (decrease)                                             $606         $(1,360)            $682
                                                               ================= ================== ==============


Interest expense during the quarter ended June 30, 2000 increased by $330 primarily as a result of higher debt balances in 2000 as compared to 1999.

General and administrative expenses increased primarily due to the amortization expense associated with the May 2000 restricted share grants.

The Company sold one property during the quarter ended June 30, 2000 resulting in a gain on sale of $2,964 as compared to three properties sold in the quarter ended June 30, 1999 with a gain on sale of $4,858.

Six months ended June 30, 2000 as compared to the six months ended June 30, 1999

In analyzing the operating results for the six months ended June 30, 2000, the changes in rental and reimbursement income, real estate taxes and property operating expenses, from 1999 are due principally to the following factors: (1) the addition of a full year's operating results in 2000 for properties acquired in 1999 as compared to a partial year's results from the dates of their respective acquisitions in 1999, (2) the effect of property dispositions in 1999 and 2000 and (3) improved operations of properties during 2000 as compared to 1999.

                                                                    Rental and      Real estate      Property
                                                                  reimbursement        taxes         operating
                                                                     income                          expenses

Increase   (decrease)   due  to   inclusion   of  results  of         $1,501            $291            $621
properties acquired in 1999
Decrease due to property dispositions in 1999 and 2000               (2,319)           (376)           (551)
Increase (decrease) in operations in 2000 as compared to 1999          2,967           (979)             525
                                                               ----------------- ---------------- --------------
Total increase (decrease)                                             $2,149        $(1,064)            $595
                                                               ================= ================ ==============

Interest expense during the six months ended June 30, 2000 increased by $801 primarily as a result of higher debt balances in 2000 as compared to 1999.

General and administrative expenses increased primarily due to the amortization expense associated with the May 2000 restricted share grants.

The Company sold three properties during the six months ended June 30, 1999 for a total net gain on sale of $4,858. The Company sold one property during the six months ended June 30, 2000 resulting in a gain on sale of $2,964.

Liquidity and Capital Resources
-------------------------------

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

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through property dispositions and additional borrowings on its existing $150,000 unsecured bank credit facility that matures in April 2001. The Company had $44,500 available for future borrowings under this credit facility at June 30, 2000.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

In 2000, the Company announced a plan to repurchase up to 250,000 common shares. Through June 30, 2000, the Company had repurchased 21,600 of its common shares for an aggregate purchase price of $316. Funds for the share repurchases came from borrowings under the Company's unsecured bank credit facility and working capital.

In April 2000, the Company sold its Downers Grove, Illinois property for a contract price of $12,700. The Company had deposited the proceeds from the sale in a tax-deferred exchange trust and used a portion of the proceeds to acquire Woodfield Green Executive Center, a 109,647 square foot office building in Schaumburg, Illinois on August 1, 2000, for approximately $9,700. The Company may elect to use the remaining proceeds for additional property investments, to reduce the outstanding balance on its unsecured bank credit facility and for working capital.

In July 2000, the Company signed a contract to acquire, upon completion, Two Riverwood Place, a 96,000 square foot office building in Pewaukee, Wisconsin. The total investment in this property is expected to be $11,700. The Company expects to acquire this property in July 2001.

Funds from Operations (FFO)
---------------------------

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three and six months ended June 30, 2000 and 1999 is as follows (Dollars in Thousands):


                                                                    Six months ended                 Three months ended
                                                                         June 30,                          June 30,
                                                                 2000              1999             2000             1999
Net income applicable to common shares                           $12,526           $12,766           $7,910          $8,867
Gain on sale of properties, net                                  (2,964)           (4,858)          (2,964)         (4,858)

Depreciation and amortization                                      7,982             7,390            4,012           3,809
Minority interests                                                    34                49               21              33
                                                        ----------------- ----------------- ---------------- ---------------
FFO                                                              $17,578           $15,347           $8,979          $7,851
                                                        ================= ================= ================ ===============

Forward-Looking Statements
--------------------------

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

The Company's variable rate debt bears interest at LIBOR plus 1% to 1.3% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. In 1999, the Company entered into an interest rate cap agreement with a major financial institution whereby the Company limited the LIBOR interest rate on $50,000 of its variable rate debt to no more than 6% per annum until June 2001 thereby limiting the interest rate on that portion of the Company's line of credit to 7.0% to 7.3% per annum.

At June 30, 2000, the Company had $148,900 of fixed rate debt outstanding at an average rate of 7.08%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 71% of the Company's long-term debt outstanding (including the interest rate cap agreement described above) at June 30, 2000, bears interest at fixed rates. The Company may, as market conditions warrant, incur additional long-term debt at fixed rates on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                           2000 (1)        2001       2002       2003      2004   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable                  $1,270      $2,660     $2,851    $13,861    $5,440      $72,818
     Average interest rate                    6.97%       6.97%      6.97%      7.06%     7.86%        6.87%
Fixed Rate
     Bank loan payable                                  $50,000
     Average interest rate(2)
Variable Rate
     Bank loan payable                                  $55,500
     Average interest rate (3)
     Bonds payable                                         $310       $340       $375      $415       $2,830
     Average interest rate                      (4)         (4)        (4)        (4)       (4)          (4)

(1) For the period July 1, 2000 to December 31, 2000.
(2) The maximum interest rate on this loan is 7.3%. The average interest rate for 2000 was 7.3%.
(3) The current interest rate on this debt is LIBOR + 1.15%. The average interest rate for this loan for 2000 was 7.50%.
(4) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate in 2000 was 6.02%.


Part II Other Information

Item 2. Changes in Securities (Dollars in thousands)

During the quarter ended June 30, 2000, the Company issued 1,085 common shares pursuant to the exercise of outstanding share options with an aggregate exercise price of $15. These shares were issued to the option holders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2000, the Company held its 2000 Annual Shareholders' Meeting. All seven members of the Company's Board of Trustees were nominated and were reelected to serve another term at the annual meeting. No other matters were submitted to a vote of shareholders at the annual meeting. The following is a list of individuals who were elected to the Board of Trustees at the annual meeting: Mr. James J. Brinkerhoff, Mr. Patrick R. Hunt, Mr. Daniel E. Josephs, Mr. Daniel P. Kearney, Mr. Edward Lowenthal, Mr. Richard A. May, and Mr. Donald
E. Phillips. The following table describes the voting results for each of the nominees.


Name of Nominee                   For           Against    Abstain    Total
James J. Brinkerhoff              12,134,684    74,738     --         12,212,422
Patrick R. Hunt                   12,143,384    69,038     --         12,212,422
Daniel E. Josephs                 12,131,051    81,371     --         12,212,422
Daniel P. Kearney                 12,143,434    68,988     --         12,212,422
Edward Lowenthal                  12,143,684    68,738     --         12,212,422
Richard A. May                    12,142,404    70,018     --         12,212,422
Donald E. Phillips                12,140,993    71,429     --         12,212,422

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed with this report:

Exhibit
Number                                Description of Document
------                                -----------------------

10.1                Form of Restricted Shares Agreement; Richard A. May, Patrick
                    R. Hunt, Richard L. Rasley, Raymond M. Braun and James Hicks entered into agreements covering 28,552, 23,891, 14,497, 16,530 and 16,530 restricted shares, respectively.

27.1                                  Financial Data Schedule


(b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        Great Lakes REIT
                                                            (Registrant)






Date: August 3, 2000                                    /s/ James Hicks
                                                        Chief Financial Officer
                                                             and Treasurer
                                                        (Principal Financial and
                                                           Accounting Officer)