Form 10-Q
period 2000-09-30
GREAT LAKES REIT
filed 2000-11-09
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of November 3, 2000: 16,645,134.



                                Great Lakes REIT
                               Index to Form 10-Q
                               September 30, 2000
                                                                                                     Page Number

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of September 30, 2000
                      and December 31, 1999                                                               4

                      Consolidated Statements of Income
                      for the three months
                      ended September 30, 2000 and 1999                                                   5

                      Consolidated Statements of Income
                      for the nine months
                      ended September 30, 2000 and 1999                                                   6

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the nine months ended September 30, 2000                                        7

                      Consolidated Statements of Cash Flows
                      for the nine months
                      ended September 30, 2000 and 1999                                                   8

                      Notes to Consolidated Financial Statements                                          9

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                          11

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk                         14

Part II - Other Information

         Item 2.      Changes in Securities                                                              15

         Item 6.      Exhibits and Reports on Form 8-K                                                   15





Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands, except per share data)                             September 30,       December 31,
                                                                       -----------------------------------
                                                                               2000               1999
                                                                               ----               ----
Assets
Properties:
Land                                                                            $61,636           $60,983
Buildings, improvements, and equipment                                          416,672           410,478
                                                                       -----------------------------------
                                                                                478,308           471,461
Less accumulated depreciation                                                    42,127            33,074
                                                                       -----------------------------------
                                                                                436,181           438,387
Cash and cash equivalents                                                         7,655             1,518
Real estate tax escrows                                                             252               277
Rents receivable                                                                  5,829             6,274
Deferred financing and leasing costs, net of accumulated amortization             5,983             6,069
Goodwill, net of accumulated amortization                                         1,154             1,210
Other assets                                                                      1,850             1,467
                                                                       -----------------------------------

Total assets                                                                   $458,904          $455,202
                                                                       ===================================

Liabilities and shareholders' equity

Bank loan payable                                                              $107,500          $107,000
Mortgage loans payable                                                           98,276           100,113
Bonds payable                                                                     4,270             4,550
Accounts payable and accrued liabilities                                          8,172             5,947
Accrued real estate taxes                                                         9,191            11,687
Dividends payable                                                                 5,990                 -
Prepaid rent                                                                      3,537             3,936
Security deposits                                                                 1,347             1,084
                                                                       -----------------------------------

Total liabilities                                                               238,283           234,317
                                                                       -----------------------------------

Minority interests                                                                  693               951
                                                                       -----------------------------------

Preferred shares of beneficial interest ($0.01 par value,                        37,500            37,500
 10,000,000 shares authorized; 1,500,000 93/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share
 Liquidation Preference, issued and outstanding in 2000 and 1999)
Common shares of beneficial interest ($0.01 par value,                              182               178
 60,000,000 shares authorized; 18,188,519 and 17,816,883
 shares issued in 2000 and 1999, respectively)
Paid-in-capital                                                                 233,610           227,907
Retained earnings (deficit)                                                     (6,043)           (5,936)
Employee share loans                                                           (18,847)          (16,335)
Deferred compensation                                                           (2,800)              (22)
Treasury shares, at cost (1,543,385 and 1,521,785 shares in                    (23,674)          (23,358)
2000 and 1999, respectively)
                                                                       -----------------------------------

Total shareholders' equity                                                      219,928           219,934
                                                                       -----------------------------------

Total liabilities and shareholders' equity                                     $458,904          $455,202
                                                                       ===================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In Thousands, except per share data)
                                                                            Three months ended September 30,
                                                                        -------------------------------------
                                                                                 2000                   1999
                                                                                 ----                   ----
Revenues:
Rental                                                                             $19,187           $18,723
Reimbursements                                                                       5,466             5,080
Interest and other                                                                     751               476
                                                                        -------------------------------------

Total revenues                                                                      25,404            24,279
                                                                        -------------------------------------

Expenses:
Real estate taxes                                                                    3,348             3,683
Other property operating                                                             6,677             6,364
General and administrative                                                           1,354             1,210
Interest                                                                             3,890             3,593
Depreciation and amortization                                                        4,286             4,063
                                                                        -------------------------------------

Total expenses                                                                      19,555            18,913
                                                                        -------------------------------------

Income before gain on sale of properties                                             5,849             5,366

Gain on sale of properties, net                                                          -             3,203
                                                                        -------------------------------------

Income before allocation to minority interests                                       5,849             8,569

Minority interests                                                                      14                30
                                                                        -------------------------------------

Net income                                                                           5,835             8,539

Income allocated to preferred shareholders                                             914               914
                                                                        -------------------------------------

Net income applicable to common shares                                              $4,921            $7,625
                                                                        =====================================

Earnings per common share - basic                                                    $0.30             $0.46
                                                                        =====================================

Weighted average common shares outstanding - basic                                  16,634            16,522
                                                                        =====================================

Diluted earnings per common share                                                    $0.29             $0.46
                                                                        =====================================

Weighted average common shares outstanding - diluted                                16,822            16,602
                                                                        =====================================


The accompanying notes are an integral part of these financial statements.



Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In Thousands, except per share data)
                                                                               Nine months ended September 30,
                                                                        ------------------------------------------
                                                                                 2000                   1999
                                                                                 ----                   ----
Revenues:
Rental                                                                             $56,879                $54,864
Reimbursements                                                                      16,066                 15,081
Interest and other                                                                   1,824                    996
                                                                        ------------------------------------------

Total revenues                                                                      74,769                 70,941
                                                                        ------------------------------------------

Expenses:
Real estate taxes                                                                   10,431                 11,828
Other property operating                                                            19,110                 18,377
General and administrative                                                           3,925                  3,424
Interest                                                                            11,445                 10,349
Depreciation and amortization                                                       12,585                 11,812
                                                                        ------------------------------------------

Total expenses                                                                      57,496                 55,790
                                                                        ------------------------------------------

Income before gain on sale of properties                                            17,273                 15,151

Gain on sale of properties, net                                                      2,964                  8,061
                                                                        ------------------------------------------

Income before allocation to minority interests                                      20,237                 23,212

Minority interests                                                                      48                     79
                                                                        ------------------------------------------

Net income                                                                          20,189                 23,133

Income allocated to preferred shareholders                                           2,742                  2,742
                                                                        ------------------------------------------

Net income applicable to common shares                                             $17,447                $20,391
                                                                        ==========================================

Earnings per common share - basic                                                    $1.06                  $1.23
                                                                        ==========================================

Weighted average common shares outstanding - basic                                  16,483                 16,529
                                                                        ==========================================

Diluted earnings per common share                                                    $1.05                  $1.23
                                                                        ==========================================

Weighted average common shares outstanding - diluted                                16,581                 16,609
                                                                        ==========================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited) For the Nine Months Ended September 30, 2000
(Dollars in Thousands)

                                                                        2000
------------------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                        $37,500
Proceeds from the sale of preferred shares                                 --
------------------------------------------------------------------------------
Balance at end of period                                               37,500

Common Shares
Balance at beginning of period                                            178
Restricted share award                                                      2
Exercise of share options                                                   2
------------------------------------------------------------------------------
Balance at end of period                                                  182

Paid-in capital
Balance at beginning of period                                        227,907
Restricted share award                                                  3,136
Exercise of share options                                               2,567
------------------------------------------------------------------------------
Balance at end of period                                              233,610

Retained earnings (deficit)
Balance at beginning of period                                        (5,936)
Net income                                                             20,189
Distributions/dividends                                              (20,296)
------------------------------------------------------------------------------
Balance at end of period                                              (6,043)

Employee share loans
Balance at beginning of period                                       (16,335)
Exercise of share options                                             (2,512)
------------------------------------------------------------------------------
Balance at end of period                                             (18,847)

Deferred compensation
Balance at beginning of period                                           (22)
Restricted share award                                                (3,138)
Amortization of deferred compensation                                     360
------------------------------------------------------------------------------
Balance at end of period                                              (2,800)

Treasury shares
Balance at beginning of period                                       (23,358)
Purchase of treasury shares                                             (316)
------------------------------------------------------------------------------
Balance at end of period                                             (23,674)
------------------------------------------------------------------------------
Total shareholders' equity                                           $219,928
==============================================================================


The accompanying notes are an integral part of these financial statements.



Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)

                                                                                           Nine Months Ended September 30,
                                                                                    ----------------------------------------
                                                                                             2000                   1999
                                                                                             ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $20,189                $23,133
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                              12,585                 11,812
   Gain on sale of properties                                                                (2,964)                (8,061)
   Other non cash items                                                                          407                     96
Net changes in assets and liabilities:
   Rents receivable                                                                              445                     95
   Real estate tax escrows and other assets                                                    (358)                     34
   Accounts payable, accrued expenses and other liabilities                                    2,090                  2,141
   Accrued real estate taxes                                                                 (2,496)                    988
   Payment of deferred leasing costs                                                         (1,408)                (1,545)
                                                                                    ----------------------------------------
Net cash provided by operating activities                                                     28,490                 28,693
                                                                                    ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                       (9,928)               (19,634)
Additions to buildings, improvements and equipment                                           (8,015)                (8,918)
Proceeds from property sales, net                                                             12,144                 21,959

Other investing activities                                                                         -                  (362)
                                                                                    ----------------------------------------
Net cash provided by (used in) investing activities                                          (5,799)                (6,955)
                                                                                    ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                                           57                    124
Proceeds from bank and mortgage loans payable                                                  9,500                 29,775
Distributions / dividends paid                                                              (14,306)               (13,544)
Distributions to minority interests                                                             (48)                   (37)
Purchase of minority interests                                                                 (258)                  (256)
Purchase of treasury shares                                                                    (316)               (12,157)
Payment of bank and mortgage loans and bonds                                                (11,117)               (18,055)
Payment of deferred financing costs                                                             (66)                  (229)
                                                                                    ----------------------------------------
Net cash provided by (used in) financing activities                                         (16,554)               (14,379)
                                                                                    ----------------------------------------
Net increase in cash and cash equivalents                                                      6,137                  7,359
Cash and cash equivalents, beginning of year                                                   1,518                  2,466
                                                                                    ========================================
Cash and cash equivalents, end of quarter                                                     $7,655                 $9,825
                                                                                    ========================================

Supplemental disclosure of cash flow:
Interest paid                                                                                $11,399                $10,335
                                                                                    ========================================


Non cash financing transactions:
Employee share loans                                                                          $2,515                 $4,386
                                                                                    ========================================
Mortgage assumed by purchaser of property                                                         --                 $2,079
                                                                                    ========================================
Increase in preferred dividends payable                                                           --                   $142
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

                                Great Lakes REIT
                   Notes to Consolidated Financial Statements
                   Dollars in thousands, except per share data
                                   (Unaudited)

1.       Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and light industrial properties primarily located in the Midwest. At September 30, 2000, the Company owned and operated 36 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office and light industrial space to over 500 tenants in a variety of businesses.

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

2.       Segment Information

The Company has three reportable segments distinguished by property type. The property types are office, office/service center and industrial and the properties are primarily located in the Midwest. As of September 30, 2000, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income. Net operating income is an industry measure of a property's performance.


The following table summarizes the Company's segment information for the three and nine months ended September 30, 2000 and 1999.

                                               For the nine months ended              For the three months ended
                                                     September 30,                           September 30,
                                               2000               1999                2000                1999
Revenues
Office                                         $67,567             $64,328             $22,783            $21,839
Office/service center                            5,013               5,012               1,648              1,693
Industrial                                           -                 172                   -                  -
Deferred rental revenues                           364                 433                 222                271
Interest and other                               1,824                 996                 751                476
                                    ------------------------------------------------------------------------------
  Total                                        $74,768             $70,941             $25,404            $24,279
                                    ==============================================================================

Net operating income
Office                                         $39,611             $35,939             $13,235            $12,274
Office/service center                            3,429               3,228               1,171              1,211
Industrial                                           -                 140                   -                  -
                                    ------------------------------------------------------------------------------
  Total                                        $43,040             $39,307             $14,406            $13,485
                                    ==============================================================================

Depreciation
and amortization
Office                                         $11,219             $10,440              $3,850             $3,580
Office/service center                              957                 953                 298                339
Industrial                                           -                  33                   -                  -
Other                                              409                 386                 138                144
                                    ------------------------------------------------------------------------------
  Total                                        $12,585             $11,812              $4,286             $4,063
                                    ==============================================================================

Interest expense
Office                                         $10,294              $9,194              $3,499             $3,205
Office/service center                            1,151               1,085                 391                388
Industrial                                           -                  70                   -
                                    ------------------------------------------------------------------------------
  Total                                        $11,445             $10,349              $3,890             $3,593
                                    ==============================================================================


Additions to properties
Office                                         $17,720             $27,816             $12,548             $2,656
Office/service center                              188                 669                  59                163
Industrial                                           -                  36                   -                  -
Other                                               35                  41                   2                  1
                                    ------------------------------------------------------------------------------
  Total                                        $17,943             $28,562             $12,609             $2,820
                                    ==============================================================================

Income before allocation to minority interests and gains on sale of properties

                                               For the nine months ended             For the three months ended
                                                      September 30,                          September 30,
                                                 2000               1999                2000                1999
Office                                         $18,098             $16,305              $5,886             $5,489
Office/service center                            1,321               1,190                 482                484
Industrial                                           -                  37                   -
Deferred rental revenues                           364                 433                 222                271
Interest and other income                        1,824                 996                 751                476
General and administrative                     (3,925)             (3,424)             (1,354)            (1,210)
Other depreciation                               (409)               (386)               (138)              (144)
                                    ------------------------------------------------------------------------------

Total                                          $17,273             $15,151              $5,849             $5,366
                                    ==============================================================================


Following is a summary of segment assets at September 30, 2000 and December 31, 1999:
                                        September 30,       December  31,
                                   --------------------------------------
                                            2000                1999
Assets
Office                                      $414,751            $411,738
Office/service center                         24,741              30,635
Other                                         19,412              12,829
                                   --------------------------------------
Total                                       $458,904            $455,202
                                   ======================================

3.       Property Acquisitions and Dispositions

On April 6, 2000, the Company sold its property located at 3010 and 3020 Woodcreek Drive, Downers Grove, Illinois for a contract price of $12,700 resulting in a gain on sale of $2,964.

In July 2000, the Company signed a contract to sell its property located at 183 Inverness Drive, Englewood, Colorado for a contract price of $28,250.

On August 1, 2000, the Company acquired a 109,647 square foot one-story office building in Schaumburg, Illinois for approximately $9,700. The Company used a portion of the proceeds from the sale of its Downers Grove, Illinois property to purchase this investment.

4.       Restricted Share Grants

On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company but may vest in increments during the period ended December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. The Board has, in its sole discretion, selected the following companies to comprise the Company's peer group for 2000:
Bedford Property Investors, Inc., Koger Equity, Inc., Prime Group Realty Trust, Pacific Gulf Properties, Inc., Kilroy Realty Corporation, Arden Realty, Inc., SL Green Realty Corporation, Washington REIT, CenterPoint Properties Trust and Parkway Properties, Inc.. However, the Board may at any time make appropriate modifications to the peer group to reflect changes in the operations of the Company or other companies.

5.       Accounting for Hedging Activities

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This statement will be adopted by the Company effective January 1, 2001, but is not expected to materially impact the Company's financial statements.

6.       Commitments

In July 2000, the Company signed a contract to acquire, upon completion, Two Riverwood Place, a 96,000 square foot office building in Pewaukee, Wisconsin for a maximum price of $8,500. The total investment in this property is expected to be $11,700 (including tenant improvements). The Company expects to acquire this property in July 2001. The Company has posted a $2,000 letter of credit as security for this commitment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share data)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and nine months ended
September 30, 2000. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1999 10-K.

Overview
--------

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties primarily located in the Midwest. At September 30, 2000, the Company owned and operated 36 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 500 tenants who are engaged in a variety of businesses.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

In analyzing the operating results for the quarter ended September 30, 2000, the changes in rental and reimbursement income, real estate taxes and property operating expenses from the same period in 1999 are due principally to the following factors: (1) the addition of operating results from properties acquired subsequent to September 30, 1999, (2) the addition of operating results from properties acquired in 2000, (3) the omission of operating results of properties sold in 2000 and (4) improved operations of properties during 2000 as compared to 1999.

                                                                Rental and     Real estate     Property
                                                               reimbursement      taxes        operating
                                                                  income                       expenses
Increase due to inclusion of results of  properties  acquired       $490          $73          $73
in 1999
Increase due to properties acquired in 2000                          356           74           101
Decrease due to property dispositions in 1999 and 2000             (613)         (93)          (105)
Increase (decrease) in operations in 2000 as compared to 1999        617        (389)           244
                                                               --------------------------------------
Total                                                               $850       ($335)           $313
                                                               ======================================

Interest expense during the quarter ended September 30, 2000 increased by $297 as the Company had greater amounts of debt outstanding in 2000 as compared to 1999 as well as an increase in the interest rate on the variable rate portion of the Company's line of credit.

General and administrative expenses increased primarily due to the amortization expense associated with the May 2000 restricted share grants.

Depreciation and amortization increased in 2000 by $223 as the Company had a gross book value of depreciable assets of $416,672 at September 30, 2000 as compared to $399,760 at September 30, 1999.

The Company sold one property during the three months ended September 30, 1999 for a total net gain on sale of $3,203. The Company did not have any material dispositions during the same period of 2000.

Nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999

In analyzing the operating results for the nine months ended September 30, 2000, the changes in rental and reimbursement income, real estate taxes and property operating expenses, from 1999 are due principally to the following factors: (1) the addition of operating results from properties acquired in 1999, (2) the addition of operating results from properties acquired in 2000, (3) the omission of operating results of properties sold in 1999 and 2000 and (4) improved operations of properties during 2000 as compared to 1999.

                                                                   Rental and     Real estate     Property
                                                                 reimbursement      taxes         operating
                                                                     income                       expenses
Increase due to inclusion of results of  properties  acquired        $1,991          $365           $693
in 1999
Increase due to properties acquired in 2000                             356            74            101
Decrease due to property dispositions in 1999 and 2000               (2,931)         (468)          (663)
Increase (decrease) in operations in 2000 as compared to 1999         3,584        (1,368)            602
                                                               --------------------------------------------
Total                                                                $3,000       ($1,397)           $733
                                                               ============================================

Interest expense during the nine months ended September 30, 2000 increased by $1,096 as the Company had greater amounts of debt outstanding in 2000 as compared to 1999 as well as an increase in the interest rate on the variable rate portion of the Company's line of credit.

Depreciation and amortization increased in 1999 by $773 as the Company had a gross book value of depreciable assets of $416,672 at September 30, 2000 as compared to $399,760 at September 30, 1999.

The Company sold four properties during the nine months ended September 30, 1999 for a total net gain on sale of $8,061. The Company sold one property in 2000 resulting in a net gain on sale of $2,964.


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

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through additional borrowings under its existing $150,000 unsecured bank credit facility, which matures in April 2001, and with proceeds from the sale of properties. The Company had $107,500 outstanding under its unsecured bank credit facility at September 30, 2000.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or additional equity securities in the Company, and targeted property dispositions.

In July 2000, the Company signed a contract to acquire, upon completion, Two Riverwood Place, a 96,000 square foot office building in Pewaukee, Wisconsin for a maximum price of $8,500. The total investment in this property is expected to be $11,700 (including tenant improvements). The Company expects to acquire this property in July 2001.

In April 2000, the Company sold its Downers Grove, Illinois property for a contract price of $12,700. The Company deposited the proceeds from the sale in a tax-deferred exchange trust and used a portion of the proceeds to acquire Woodfield Green Executive Center, a 109,647 square foot office building in Schaumburg, Illinois, on August 1, 2000 for approximately $9,700. The Company elected to use the remaining proceeds for working capital.

In 2000, the Company announced a plan to repurchase up to 250,000 common shares. Through September 30, 2000, the Company had repurchased 21,600 of its common shares for an aggregate purchase price of $316. Funds for the share repurchases came from borrowings under the Company's unsecured bank credit facility and working capital.

Funds from Operations (FFO)
---------------------------

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three and nine months ended September 30, 2000 and 1999 is as follows (dollars in thousands):

                                                                    Nine months ended             Three months ended
                                                                       September 30,                 September 30,
                                                                  2000              1999         2000             1999

Net income applicable to common shares                           $17,447           $20,391       $4,921          $7,625
Gain on sale of properties, net                                  (2,964)           (8,061)            -         (3,203)
Depreciation and amortization                                     12,102            11,307        4,121           3,917
Minority interests                                                    48                79           14              30
                                                        ----------------- ----------------- ------------ ---------------
FFO                                                              $26,633           $23,716       $9,056          $8,369
                                                        ================= ================= ============ ===============

Forward-Looking Statements
--------------------------

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. In addition, statements regarding the Company's expectations with respect to its short-term and long-term liquidity requirements and related sources, statements regarding the anticipated timing and proceeds related to planned property dispositions and the amount and timing of expenditures relating to property acquisitions are forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by these forward-looking statements. Examples of these uncertainties include, but are not limited to, changes in interest rates, changes in the market value of the Company's equity securities, increased competition for acquisition of new properties, availability of alternative financing sources, changes in the timing of property sales and acquisitions, changes in the market value of properties expected to be sold, unanticipated expenses related to sale or acquisition transactions, or changes in occupancy rates and economic and business conditions in the markets in which the Company owns and operates properties.

ITEM 3. MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has indebtedness outstanding at fixed and variable rates.

The Company's variable rate debt bears interest at LIBOR plus 1% to 1.3% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. In 1999, the Company entered into an interest rate cap agreement with a major financial institution whereby the Company limited the LIBOR interest rate on $50,000 of its variable rate debt to no more than 6% per annum until June 2001 thereby limiting the interest rate on that portion of the Company's line of credit to approximately 7.0% to 7.3% per annum.

At September 30, 2000, the Company had $148,276 of fixed rate debt outstanding at an average rate of 7.07%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 71% of the Company's long-term debt outstanding (including the interest rate cap agreement described above) at September 30, 2000, bears interest at fixed rates. The Company may, as market conditions warrant, incur additional long-term debt at fixed rates on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                     2000 (1)        2001       2002       2003      2004   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable              $646      $2,660     $2,851    $13,861    $5,440      $72,818
     Average interest rate              6.97%       6.97%      6.97%      7.06%     7.86%        6.87%
Fixed Rate
     Bank loan payable                            $50,000
     Average interest rate(2)
Variable Rate
     Bank loan payable                            $57,500
     Average interest rate (3)
     Bonds payable                                   $310       $340       $375      $415       $2,830
     Average interest rate                (4)         (4)        (4)        (4)       (4)          (4)

 (1) For the period  October 1, 2000 to December 31,  2000.
 (2) The maximum interest rate on this loan is 7.4%. The average interest rate for 2000 was 7.4%.
 (3) The current interest rate on this debt is LIBOR + 1.15%. The average interest rate for this loan for 2000 was 7.71%.
 (4) The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate in 2000 was 4.41%.


Part II Other Information

Item 2. Changes in Securities (Dollars in thousands)

During  the  quarter  ended   September  30,  2000,  the  Company  issued  2,687
unregistered common shares pursuant to the exercise of outstanding share options. These shares were issued to the optionholders pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act, including Rule 701 thereunder.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed with this report:

Exhibit
Number                              Description of Document


27.1                                Financial Data Schedule


(b)      Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   Great Lakes REIT
                                                       (Registrant)





Date: November 9, 2000                            /s/ James Hicks
                                               Chief Financial Officer
                                                    and Treasurer
                                              (Principal Financial and
                                                  Accounting Officer)