Form 10-K
period 2000-12-31
GREAT LAKES REIT
filed 2001-03-27
CIK 1063393

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14307

GREAT LAKES REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	36-4238056 (I.R.S. Employer Identification Number)
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

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 2, 2001, the aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant was $206,786,000.

    The number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of March 2, 2001 was 16,731,466.

Documents Incorporated by Reference:

Part III incorporates by reference portions of the Registrant's Proxy Statement (to be filed) related to the Annual Meeting of Shareholders to be held May 31, 2001.

GREAT LAKES REIT

    Form 10-K Annual Report—2000
Table of Contents

PART I

ITEM 1—BUSINESS

General

    Great Lakes REIT, a Maryland real estate investment trust that is the successor to a business that began operations in 1992 (the "Company"), is a fully integrated, self-administered and self-managed real estate company. As of December 31, 2000, the Company owned and operated 35 properties (the "Properties") in the Chicago, Milwaukee, Minneapolis, Detroit, Columbus, Denver and Cincinnati areas (the "Current Markets"). The Properties contain approximately 5.0 million rentable square feet leased to more than 500 tenants with a weighted average occupancy rate of approximately 92% as of January 1, 2001. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"). The Company conducts substantially all of its operations through Great Lakes REIT, L.P. (the "Operating Partnership"), of which the Company is the sole general partner. All references to the "Company" in this Form 10-K include the Company and the Operating Partnership unless the context otherwise requires.

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

    The Company also intends to pursue limited new property development opportunities that are otherwise consistent with the Company's overall business strategy. During 2000, the Company committed to acquire in early 2002 a 99,500 square foot office building in suburban Milwaukee currently under construction that the Company caused to be built. In 1999, the Company completed the acquisition of a newly developed 96,700 square foot property in suburban Milwaukee that the Company had caused to be built. In January 2001, the Company completed an option agreement under which the Company may elect to purchase approximately 23 acres of land located in Englewood, Colorado over the next two years upon which up to 400,000 square feet of office space could be constructed. The Company also intends to enhance its leasing flexibility by offering build-to-suit development options to current and prospective tenants who require space that is otherwise unavailable in a particular market. In addition, the Company will continue to pursue the redevelopment of older properties in attractive locations.

    As part of its goal of maximizing shareholder value, the Company will engage in strategic dispositions of select Properties. The Company typically will seek to dispose of Properties when one or more of the following conditions is present: (i) market prices are at or near replacement cost; (ii) property occupancy is high and there is limited potential to increase cash flow and property value within a reasonable period; (iii) the Company believes that its capital can be redeployed to investment properties with higher long-term returns; and (iv) ownership of the Property is no longer consistent with the Company's business strategy. The Company sold two properties in 2000 aggregating 310,000 square feet and five properties in 1999 aggregating 345,000 square feet resulting in net sales proceeds of $39.6 million and $22.7 million in 2000 and 1999, respectively.

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

Financing Strategy

    The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 40% to 50%; (ii) extending and sequencing the maturity dates of its debt; (iii) focusing on borrowing at fixed rates; (iv) pursuing debt financings and refinancings on an unsecured basis; and (v) maintaining relatively conservative debt service and fixed charge coverage ratios. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has a $150 million unsecured credit facility that is generally used for short-term funding of acquisition of additional properties and for working capital requirements. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest in the Operating Partnership plus outstanding indebtedness) at March 2, 2001 was 39.5%.

Competition

    All of the Properties are located in competitive markets. The properties with which the Company competes for tenants are generally owned by institutional investors, other REITs or local real estate operators, however, no single competitor or small group of competitors is dominant in any of the Current Markets. In addition, the Company may be competing with other owners and operators that have greater financial resources and more experience than the Company. An increase in the supply and a decrease in the demand for rental properties with characteristics similar to those of the Properties may adversely affect rental rates or the Company's ability to lease space at the Properties or any newly acquired properties. During 2000, vacancy rates in the Current Markets trended upward modestly, however, the effect of the increase is not anticipated to be material to the Company. The Company currently expects that such vacancy rate increases will affect the ability of all property owners within the Current Markets, including the Company, to increase rental revenues until such time as vacancy rates begin to trend downward.

Insurance

    The Company carries comprehensive liability, casualty, pollution, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in any of the Properties, as well as the anticipated future revenues from such Property and, in the case of recourse debt, the Company would remain obligated for any mortgage debt or other financial obligations related to such Property. Any such loss would adversely affect the Company. Moreover, as the general partner of the Operating Partnership, the Company will generally be liable for any of the Operating Partnership's unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured; however, no assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Environmental Regulations

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site. Some or all of these costs may not be covered by pollution insurance.

    During the last five years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the University Office Plaza property (the Phase I Assessments and the Phase II Assessment are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessment and certain limited sampling in connection with underground tank and/or piping removals at the Arlington Ridge Service Center and One Park Plaza properties, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

Other Matters

    The Company's operations are not dependent on a single or few customers; no single customer accounts for more than 5% of the Company's total revenue. The Company's operations are not subject to significant seasonal fluctuations. As of December 31, 2000, the Company employed 94 persons, none of whom is represented by a collective bargaining unit.

    For additional information about the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments, see Item 8, "Financial Statements and Supplementary Data."

ITEM 2—PROPERTIES

General

    As of December 31, 2000, the Company owned 35 properties containing approximately 5.0 million square feet. The Properties consist primarily of Class A and Class B suburban office properties, which range in size from approximately 36,000 to 375,000 rentable square feet. The Properties consist of 29 suburban office properties, two central business district office buildings, and 4 office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 35 Properties are located primarily in the suburban areas of Chicago (14), Milwaukee (7), Minneapolis (2), Detroit (6), Columbus (4), Denver (1) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and providers of food and beverage service.

    Management believes that the location and quality of construction of the Properties, as well as the Company's reputation for providing superior tenant service, enable the Company to attract and retain a diverse tenant base. As of December 31, 2000, the Properties were leased to more than 500 tenants, no single tenant accounted for more than 3.9% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

    The following sets forth information regarding the Company's leases with its 20 largest tenants based upon annualized base rent as of January 1, 2001:

	Number of Leases	Remaining Lease Term in Months(1)	Annualized Base Rents (000s)	Percentage of Aggregate Portfolio Annualized Base Rent	Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet
BNY Clearing Services LLC	1	32	$2,829	3.82%	99,163	2.16%
ABN AMRO Mortgage Group, Inc.	1	18	2,235	3.02%	121,022	2.64%
The Medstat Group, Inc.	1	96	1,889	2.55%	116,007	2.53%
Ameritech Mobile Communications, Inc.	3	15	1,692	2.29%	90,982	1.98%
Ernst & Young U.S. LLP	1	35	1,474	1.99%	58,859	1.28%
AT&T Corporation	2	24	1,149	1.55%	61,428	1.34%
Legion Insurance Company	1	32	1,122	1.52%	54,269	1.18%
Merrill Lynch, Pierce, Fenner & Smith Inc.	2	71	1,113	1.50%	59,749	1.30%
Community Insurance Company	1	35	996	1.29%	77,206	1.68%
Metropolitan Life Insurance Company	3	24	989	1.34%	91,794	2.00%
CH2M Hill, Inc.	1	22	957	1.29%	46,083	1.00%
General Services Administration	1	18	955	1.29%	41,563	0.91%
APL, Ltd.	2	73	948	1.28%	47,219	1.03%
Health Partners	1	1	935	1.26%	75,797	1.65%
Liberty Mutual Insurance Co.	3	53	926	1.25%	76,281	1.66%
CSC Intelicom, Inc.	1	1	925	1.25%	51,862	1.13%
Compuware Corporation	1	40	860	1.16%	39,445	0.86%
Complete Business Solutions, Inc.	1	31	840	1.13%	37,413	0.81%
United HealthCare Services of Minnesota, Inc.	2	17	800	1.08%	101,463	2.21%
Motorola	2	30	769	1.04%	35,525	0.77%

Total/Weighted Average	31	34	$24,403	32.90%	1,383,130	30.12%

(1)
Weighted average calculation based on aggregate leased square footage for each tenant.

    The following table sets forth certain of the information as of January 1, 2001 regarding the Properties.

Property location	Property Type	Ownership Interest	Company Ownership %	Year Built	Date Acquired	Land Area in Acres	Square footage	Occupancy 1/1/01	Encumbrance (000's omitted)
SUBURBAN CHICAGO
1900 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1980	Dec-96	12.9	264,769	99.0%	—
1750 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1985	Sep-97	7.7	212,212	99.2%	—
160-185 Hansen Court Wood Dale, IL	Single story Office/Office service	Fee	100%	1986	Jan-94	10.6	113,941	93.3%	—
3455, 3550, 3555 Salt Creek Creek Ln. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1984	Oct-97	8.7	98,382	93.3%	—
601 Campus Dr. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1987	May-93	6.0	96,219	79.0%	(1)
1011 East Touhy Ave. Des Plaines, IL	Multi-story Office	Fee	100%	1978	Dec-93	5.3	153,777	95.5%	(1)
1660 Feehanville Dr. Mount Prospect, IL	Multi-story Office	Fee	100%	1989	Aug-95	7.3	85,487	100.0%
175 E. Hawthorn Pkwy. Vernon Hills, IL	Multi-story Office	Fee	100%	1987	Sep-94	4.6	85,697	80.7%	(1)
Two Marriott Dr. Lincolnshire, IL	Single story Office	Fee	100%	1985	Jul-96	3.4	41,500	100.0%	(1)
3400 Dundee Rd. Northbrook, IL	Multi-story Office	Fee	100%	1986	Oct-93	2.6	75,867	88.7%	(1)
1920 & 1930 Thoreau Drive Schaumburg, IL	Single-story Office	Fee	100%	1986	Aug-00	8.7	109,647	96.1%	—
823 Commerce Dr. Oak Brook, IL	Multi-story Office	Fee	100%	1969	Nov-95	2.6	45,098	100.0%	—
3030 Warrenville Rd. Lisle, IL	Multi-story Office	Fee	100%	1988	Sep-98	15.8	148,514	69.6%	—
191 Waukegan Rd. Northfield, IL	Multi-story Office	Fee	100%	1983	Sep-98	3.5	62,081	57.3%	—
SUBURBAN MILWAUKEE
11270 W. Park Place Milwaukee, WI	Multi-story Office	Fee	100%	1984	Sep-95	7.9	198,304	84.5%	(1)
11925 W. Lake Park Dr. Milwaukee, WI	Single story Office	Fee	100%	1989	Jun-93	3.4	36,037	86.2%	(1)
2514 S. 102nd St. & 10150 W. National Ave. West Allis, WI	Multi-story Office	Fee	100%	1987	Nov-96	6.8	121,380	88.4%	(1)
150, 175, 250 Patrick Blvd. Brookfield, WI	Single story Office/Office service	Fee	100%	1987	Jun-94	12.0	116,913	53.8%	$2,982
375 Bishop's Way Brookfield, WI	Multi-story Office	Fee	100%	1987	Apr-97	4.1	53,747	94.0%	—
111 East Kilbourn Ave. Milwaukee, WI	Multi-story Office	Fee	100%	1988	Apr-98	0.6	373,625	94.9%	—
N17W24222 Riverwood Dr. Pewaukee, WI	Multi-story Office	Fee	100%	1999	Dec-99	8.8	96,956	92.8%	—
SUBURBAN MINNEAPOLIS / ST. PAUL
2550 University Ave. W St. Paul, MN	Multi-story Office	Fee	100%	1916	Dec-96/ Jul-98	4.4	320,098	85.3%	—
2221 University Ave. SE Minneapolis, MN	Multi-story Office	Fee	100%	1979	May-95	2.8	97,663	95.1%	$4,270

SUBURBAN DETROIT
777 East Eisenhower Pkwy. Ann Arbor, MI	Multi-story Office	Fee	100%	1975	Dec-97	23.6		280,448	99.3%	—
305, 315 & 325 Eisenhower Pkwy., Ann Arbor, MI	Multi-story Office	Fee	100%	1983- 1989	May-99	17.9		178,954	96.3%	—
32255 Northwestern Hwy. Farmington Hills, MI	Multi-story Office	Fee	100%	1986	Dec-97	12.9		230,345	100.0%	$11,534
1301 W. Long Lake Rd. Troy, MI	Multi-story Office	Fee	100%	1988	Nov-96	11.5		171,887	90.3%	(1)
No. 40 Oak Hollow Southfield, MI	Multi-story Office	Fee	100%	1989	Dec-96	5.7		81,088	100.0%	(1)
24800 Denso Dr. Southfield, MI	Multi-story Office	Fee	100%	1987	Aug-95	10.5		80,170	99.2%	(1)
SUBURBAN COLUMBUS
655 Metro Place South Dublin, OH	Multi-story Office	Fee	100%	1986	Sep-97	15.0		215,676	99.4%	—
4860-5000 Blazer Mem. Pkwy. Dublin, OH	Single story Office	Fee	100%	1986	Sep-96	13.7		124,929	86.9%	—
425 Metro Place North Dublin, OH	Multi-story Office	Fee	100%	1982	Sep-97	6.3		101,592	97.9%	—
175 South Third St. Columbus, OH	Multi-story Office	(2)	100%	1981	Jan-98	0.5	(2)	197,409	92.9%	—
SUBURBAN CINCINNATI
30 Merchant St. Springdale, OH	Multi-story Office	Fee	100%	1988	Apr-96	5.9		95,910	100.0%	—
SUBURBAN DENVER
116 Inverness Dr. East Englewood, CO	Multi-story Office	Fee	100%	1984	May-98	7.4		204,998	94.6%	$11,893

Totals								4,971,320	91.9%

Footnotes: (dollars in thousands)

(1)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $71,232 at December 31, 2000.

(2)
The land beneath this property is subject to a land lease expiring November 30, 2044 with one 15-year extension option. Annual rental payments are $50.

Leases

    The Company's leases are structured for terms that range from one to ten years. These leases are a mixture of net leases (where tenants pay their pro rata share of real estate tax and operating expenses), and gross leases (under which tenants typically pay for all real estate tax and operating expenses above those for an established base year or agreed expense floor). Leases on a significant portion of the rentable square feet in the Company's portfolio are net leases that were in existence upon the Company's acquisition of the Properties. However, whether structured as net leases or gross leases, virtually all leases entered into by the Company require tenants to reimburse the Company for the tenant's pro-rata share of real estate tax and operating expense increases. The Company is generally responsible for structural repairs.

    Leases often contain provisions permitting tenants to renew at prevailing market rates. Certain leases contain provisions, which permit the tenant to terminate its lease upon written notice to the Company, subject to the tenant's obligation to pay a termination penalty. Such termination penalties are generally negotiated with a tenant when a lease is executed and are usually calculated to compensate the Company for unamortized tenant improvements and leasing commissions at the termination date, and, in certain instances, for rent on the space for a period of months after the termination date.

    Lease Distributions. The following table sets forth information relating to the distribution of the Company's leases based on rentable square feet under lease, as of January 1, 2001.

Square Feet Under Lease	Percentage Of Aggregate Portfolio Leased Square Feet	Annualized Base Rent (000's omitted)	Percentage Of Aggregate Portfolio Annualized Base Rent
2,500 or Less	5.74%	$4,709	6.03%
2,501 - 5,000	11.36%	9,066	11.60%
5,001 - 7,500	9.35%	7,024	8.99%
7,501 - 10,000	6.63%	4,933	6.31%
10,001 - 20,000	17.43%	12,914	16.52%
20,001 - 40,000	19.76%	14,943	19.12%
40,001 +	29.73%	24,565	31.43%
Totals	100.00%	$78,154	100.00%

    Lease Expirations—Portfolio Total. The following table sets forth a summary schedule of the lease expirations for leases on the Properties in place as of January 1, 2001, assuming that none of the tenants exercises renewal options or termination rights, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Leased Square Footage	Annualized Base Rent of Expiring Leases (000's omitted) At Expiration	Percentage of Total Annualized Base Rent
2001	835,491	18.64%	$12,938	16.55%
2002	1,159,052	25.85%	19,625	25.11%
2003	881,076	19.65%	16,821	21.53%
2004	564,693	12.60%	10,113	12.94%
2005	454,660	10.14%	8,090	10.35%
2006	162,390	3.62%	2,367	3.03%
2007	162,872	3.63%	2,937	3.76%
2008	137,733	3.07%	2,642	3.38%
2009	72,440	1.62%	1,431	1.83%
2010	52,732	1.18%	1,190	1.52%
Totals	4,483,139	100.00%	$78,154	100.00%

    The following table combines certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

	1996	1997	1998	1999	2000
Aggregate rentable square footage of expiring leases (1)	139,615	347,150	703,759	611,274	836,284
Aggregate rentable square footage of lease renewals	118,142	175,247	410,752	422,940	492,569
Percentage of expiring rentable square footage renewed	85%	50%	58%	69%	59%

(1)
The aggregate rentable square footage of expiring leases excludes those leases for tenants that vacated subsequent to the Company's acquisition of a property where the Company believes the decision to vacate was made prior to the Company's acquisition of the property.

ITEM 3—LEGAL PROCEEDINGS

    As of March 2, 2001, the Company was not a party to any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Trustees. The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Present Position and Offices With the Company
Richard A. May	56	Chief Executive Officer and Chairman of the Board of Trustees
Patrick R. Hunt	47	President, Chief Operating Officer and Trustee
Richard L. Rasley	44	Executive Vice President, Secretary, Co-General Counsel
James Hicks	45	Chief Financial Officer and Treasurer
Raymond M. Braun	41	Chief Investment Officer
Kim S. Mills	52	Senior Vice President—Leasing
Edith M. Scurto	35	Senior Vice President—Property Management

    Richard A. May.  Mr. May co-founded the Company in 1992 and has served as principal executive officer and as Chairman of the Board of Trustees of the Company since its inception. Mr. May is currently the Chairman of the Board and Chief Executive Officer of the Company. In 1986, Mr. May co-founded Equity Partners Ltd. ("the Advisor") and, from 1987 until April 1, 1996, Mr. May was an officer and shareholder of the Advisor. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive National Association of Securities Dealers, Inc. ("NASD") licenses. He is also a member of National Association of Real Estate Investment Trusts ("NAREIT"). Mr. May received his Bachelor's Degree in mechanical engineering from the University of Illinois and received his M.B.A. degree from The University of Chicago.

    Patrick R. Hunt.  Mr. Hunt, President, Chief Operating Officer and Trustee, joined the Company in August 1997 and has general supervisory responsibility for the Company's operating activities. From 1983 until August 1997, Mr. Hunt was employed by Jones Lang LaSalle (formerly LaSalle Partners), a Chicago-based provider of international real estate services. At Jones Lang LaSalle, Mr. Hunt most recently served as a managing director of portfolio management and client servicing of Jones Lang LaSalle's commingled fund investments. Prior to that, he served as Administrative Head of Jones Lang LaSalle's Los Angeles corporate office. From 1975 to 1983, Mr. Hunt was employed by Harris Trust and Savings Bank in Chicago, where he served as a Vice President in the Corporate Banking Department. Mr. Hunt is a member of the Pension Real Estate Association and NAREIT. He received his Bachelor's Degree from Northwestern University and his M.B.A. degree from The University of Chicago.

    Richard L. Rasley.  Mr. Rasley co-founded the Company in 1992 and has served as an officer of the Company since its inception. Mr. Rasley is currently the Executive Vice President, Co-General Counsel and Secretary of the Company and has general supervisory responsibility for administrative and legal matters. From 1987 until April l, 1996, Mr. Rasley was an officer and shareholder of the Advisor. Mr. Rasley is a Certified Public Accountant, holds several inactive NASD licenses, and is a member of the Illinois Bar and NAREIT. Mr. Rasley received his Bachelor's Degree from the University of Iowa and received his M.B.A. and J.D. degrees from the University of Illinois.

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

    Edith M. Scurto.  Ms. Scurto, Senior Vice President-Property Management, joined the Advisor in December 1986. In August 1987, she assumed responsibility for the Advisor's property management activities. Since that date, she has managed or overseen the management of all of the Advisor's and the Company's properties, and has been involved with virtually every aspect of property management, reporting, improvement and maintenance. In December 1997, Ms. Scurto became the Company's Senior Vice President-Property Management. Ms. Scurto currently oversees the management of all of the Company's properties. Ms. Scurto is a current member of the Institute of Real Estate Management, maintains an Illinois Real Estate Sales Person License and is a Certified Property Manager.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common shares of beneficial interest (the "Common Shares") are listed on the New York Stock Exchange (the "NYSE") under the symbol "GL."

    As of March 2, 2001, there were approximately 314 holders of record of the Common Shares, which excludes beneficial owners of shares registered in nominee or street name.

    The table below sets forth for the periods indicated, the reported high and low sale prices of the Common Shares on the NYSE Composite Tape and the quarterly dividends per share paid by the Company on such shares.

1999	1Q	2Q	3Q	4Q	2000	1Q	2Q	3Q	4Q
High	$16.50	$16.44	$16.94	$15.88	High	$16.38	$17.50	$19.25	$17.94
Low	$13.31	$14.38	$15.06	$13.63	Low	$14.25	$14.19	$17.00	$16.31
Dividend	$.32	$.34	$.34	$.34	Dividend	$.34	$.36	$.36	$.85

    The Company, in order to qualify as a REIT under the Internal Revenue Code, is required to make distributions (other than capital gain distributions) to its shareholders with respect to each taxable year in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gains) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. The Company's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting the Company to retain funds for capital improvements and other investments while funding its distributions.

    For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholder's basis in his or her Common Shares for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder's shares. The Company annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2000, 1999 and 1998:

	2000	1999	1998
Ordinary income	66.0%	81.2%	87.1%
Unrecaptured Section 1250 gains	4.7%	2.4%	—
20% rate capital gains	29.3%	16.4%	—
Non-taxable return of capital	—	—	12.9%

	100%	100%	100%

ITEM 6—SELECTED FINANCIAL DATA

    The following sets forth selected financial and operating information for the Company for each of the periods and dates indicated. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000 has been derived from the Company's financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected financial and operating information for the Company at December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 has been derived from the Company's audited financial statements.

	Years Ended December 31, Historical
	2000	1999	1998	1997	1996
	In thousands except per share data
Operating Data:
Total revenue	$100,529	$95,431	$80,898	$47,663	$25,232
Expenses:
Real estate taxes and other property operating	39,669	40,209	33,652	19,660	10,502
General and administrative	5,555	4,692	4,958	3,379	2,242
Interest	15,193	14,009	12,339	4,308	3,778
Depreciation and amortization	16,975	15,901	13,092	8,200	4,001
Income before gain on sale of properties	23,137	20,620	16,857	12,116	4,709
Gain on sale of properties, net	11,134	8,076	—	—	3,140
Income before allocation to minority interests	34,271	28,696	16,857	12,116	7,849
Minority interests	82	98	61	11	—
Net income	34,189	28,598	16,796	12,105	7,849
Income allocated to preferred shareholders	3,656	3,656	163	—	—
Net income applicable to common shares	$30,533	$24,942	$16,633	$12,105	$7,849
Per Common Share Data:
Net income:
Basic	$1.85	$1.51	$0.99	$0.92	$1.33
Diluted	$1.84	$1.51	$0.98	$0.91	$1.32
Dividends	$1.91	$1.34	$1.24	$1.20	$1.20
Weighted average shares outstanding:
Basic	16,531	16,471	16,793	13,140	5,885
Diluted	16,631	16,554	16,974	13,305	5,927
Balance Sheet Data (at December 31):
Properties, net of accumulated depreciation	$414,002	$438,177	$426,606	$285,941	$184,122
Total assets	431,610	455,202	443,689	297,137	194,149
Total debt	190,911	211,663	193,623	95,098	86,111
Total liabilities	211,858	234,317	213,437	109,732	97,554
Shareholders' equity	219,073	219,934	229,087	187,092	96,595
Other data:
Cash flows provided by operating activities	$35,543	$36,124	$30,332	$21,429	$12,828
Cash flows provided by (used in) investing activities	20,483	(18,961)	(139,052)	(104,057)	(91,646)
Cash flows provided by (used in) financing activities	(56,759)	(18,111)	109,749	82,377	79,203
Funds from operations (unaudited)(1)	35,808	32,178	29,054	19,862	8,450

Number of properties owned at year end (unaudited)	35	36	40	34	25
Total square feet of properties owned at year end (unaudited)	4,971	5,165	5,232	3,988	2,684
Occupancy of properties owned at year end (unaudited)	92%	94%	95%	93%	92%

(1)
The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

Results of Operations
2000 Compared to 1999

    During 2000, the Company acquired one property. The operating results of this property have been included in the Company's financial statements from the date of its acquisition. In addition, the Company sold two properties in 2000. In 1999, the Company acquired two properties, and in 2000 a full year of operations of these properties has been included in the Company's financial statements. In analyzing the 2000 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 1999 are principally due to: (i) the addition of operating results from the property acquired in 2000 from the date of its acquisition, (ii) the addition of a full year's operating results in 2000 of properties acquired in 1999 compared to the partial year's operating results from the dates of their respective acquisitions in 1999, (iii) the effect of property dispositions in 2000 and 1999 and (iv) improved operations of properties during 2000 compared to 1999. A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2000 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses
Increase due to 2000 acquisitions	$544	$393	$187	$263
Increase due to inclusion of full year of properties acquired in 1999	1,832	419	306	694
Property dispositions in 1999	(2,074)	(278)	(393)	(614)
Property dispositions in 2000	(1,150)	(153)	(395)	(287)
Improved operations in 2000 compared to 1999	3,263	1,118	(993)	692

Total	$2,415	$1,499	$(1,288)	$748

    Telecommunications income increased by $334, or 367%, in 2000 to $425 as compared to $91 in 1999 as the Company signed additional leases for rooftop space with telecommunications providers in 2000. The Company commenced its efforts to lease rooftop space in the middle of 1999.

    Tenant service income increased by $216, or 122%, to $393 in 2000 as compared to $177 in 1999 as the Company's program to increase its tenant service income was in place for twelve months in 2000 as compared with only six months in 1999. Tenant service income is expected to increase in future years commensurate with increases in the number of properties owned by the Company.

    Interest income increased by $450, or 35%, to $1,734 in 2000 as compared to $1,284 in 1999 principally because of increased interest earned from employee share loans as the average amount outstanding on these loans increased in 2000 as compared to 1999.

    General and administrative expenses increased by $863, or 18%, to $5,555 in 2000 as compared to $4,692 in 1999 primarily due to the implementation of a restricted share plan ($523), increased legal fees associated with joint venture transactions not consummated ($104) and increases in state income taxes ($122).

    Interest expense increased by $1,184, or 8%, to $15,193 in 2000 as compared to $14,009 in 1999 due to higher weighted-average amounts of debt outstanding during 2000 as compared to 1999 and higher average short-term interest rates on the Company's variable rate debt during 2000.

    Depreciation and amortization expense increased by $1,074, or 7%, to $16,975 in 2000 compared to $15,901 in 1999 as the weighted-average gross book value of properties depreciated was greater in 2000 than in 1999.

  1999 Compared to 1998

    During 1999, the Company acquired two properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In addition, the Company sold five properties in 1999. In 1998, the Company acquired six properties, and in 1999 a full year of operations of these properties has been included in the Company's financial statements. In analyzing the 1999 operating results of the Company, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 1999 are due principally to: (i) the addition of operating results from properties acquired in 1999 from the dates of their respective acquisitions, (ii) the addition of a full year's operating results in 1999 of properties acquired in 1998 compared to the partial year's operating results from the dates of their respective acquisitions in 1998, (iii) the effect of property dispositions in 1999 and (iv) improved operations of properties during 1999 compared to 1998. A summary of these changes as they impact rental and reimbursement income, real estate taxes and other property operating expenses for 1999 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses
Increase due to 1999 acquisitions	$2,055	$140	$319	$669
Increase due to inclusion of full year of
properties acquired in 1998	8,218	2,357	1,843	3,137
Property dispositions in 1999	(1,036)	(171)	(325)	(431)
Improved operations in 1999 compared
to 1998	1,425	658	783	562

Total	$10,662	$2,984	$2,620	$3,937

    Parking income increased by $102, or 37%, to $378 in 1999 as compared to $276 in 1998 as the Company acquired two properties in 1998 where tenants lease parking spaces at the buildings.

    The Company generated telecommunication income of $91 in 1999 as the Company commenced efforts in mid-1999 to lease rooftop space to telecommunications providers.

    The Company generated tenant service income of $177 in 1999 as the Company commenced a program to increase tenants' use of these services in the second half of 1999.

    Interest income increased by $438, or 52%, to $1,284 in 1999 as compared to $846 in 1998 principally because of increased interest earned from employee share loans as the average amount outstanding on these loans increased in 1999 as compared to 1998.

    Interest expense increased by $1,670, or 14%, to $14,009 in 1999 as compared to $12,339 in 1998 as the Company had increased amounts of outstanding indebtedness during 1999 compared with 1998. This indebtedness was used to finance the acquisitions of properties and the repurchase of common shares in 1999.

    Depreciation and amortization expense increased by $2,809, or 21%, to $15,901 in 1999 as compared to $13,092 in 1998 as the Company had a gross book value of depreciable assets of $410,878 at December 31, 1999 as compared to $388,068 at December 31, 1998.

    The Company generated gain on sale of properties of $8,076 in 1999 as the Company sold five properties in 1999 compared to none in 1998.

Liquidity and Capital Resources

    The Company expects to meet its short-term liquidity requirements principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends to the extent necessary to comply with certain federal income tax requirements applicable to real estate investment trusts ("REITs").

    The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through targeted property dispositions and additional borrowings. On March 23, 2001, the Company entered into a credit agreement that provides for a new unsecured credit facility to replace the Company's existing $150,000 unsecured credit facility scheduled to mature in April 2001. The new unsecured credit facility matures March 23, 2004 and also has a maximum amount available of $150,000. The interest rate on borrowings under the new credit facility is LIBOR plus 1.0% to 1.2% depending on overall Company leverage. The new credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The new credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities. At December 31, 2000, the Company had $61,000 available for future borrowings under the unsecured credit facility then in effect.

    The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

    The Company entered into a contract in 2000 to acquire a 99,500 square foot office building currently under construction in suburban Milwaukee for a contract price of $8,500. The total investment in this property, including tenant improvements, is expected to be $11,700. The Company expects to acquire this property in early 2002. The Company has guaranteed a letter of credit in the amount of $2,000 to secure its obligations related to this property.

    In January 2001, the Company entered into an option agreement under which the Company may elect to acquire approximately 23 acres of land in Englewood, Colorado for a purchase price of approximately $8,500. The Company has the option to acquire the land in two phases in July 2001 and July 2002. Under current zoning, the Company may construct or cause to be constructed up to 400,000 square feet of office space on this site.

    During 2000, the Company repurchased 21,600 of its Common Shares for an aggregate purchase price of $316. Funds for the share repurchases came from borrowings under the Company's unsecured credit facility, property dispositions and working capital. The Company's Board of Trustees has authorized the acquisition of up to 228,400 additional Common Shares depending on market conditions.

Statements of Cash Flows

  2000 Compared to 1999

    Cash provided by operating activities decreased by $581 as compared to 1999 because the Company sold two properties during 2000 aggregating 310,000 square feet and only acquired one property containing 110,000 square feet in 2000.

    Net cash provided by financing activities increased by $39,444 as compared to 1999 as the proceeds from property sales increased in 2000 and cash used to purchase properties decreased in 2000.

    Net cash used in financing activities increased by $38,648 as compared to 1999 as the Company retired outstanding indebtedness and paid increased dividends in 2000.

  1999 Compared to 1998

    Cash provided by operating activities increased by $5,792 primarily due to the increase for a full-year of operations in 1999 for properties acquired during 1998.

    Cash used by investing activities declined by $120,091 primarily due to a smaller amount of property acquisitions in 1999 as compared to 1998 and increased proceeds from property sales in 1999.

    Cash provided by financing activities declined by $127,860 as there were no proceeds from the issuance of equity securities in 1999 as compared to $60,000 in 1998; and the net proceeds from bank and mortgage loan activity declined by $65,970 in 1999 as compared to 1998.

Forward-Looking Statements

    This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The statements included in this annual report on Form 10-K regarding anticipated results for future periods, the timing of future property dispositions and acquisitions, future portfolio occupancy rates, expectations regarding local real estate market developments and the economic characteristics of the markets in which the Company operates, are "forward-looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Though these statements are based on risks, assumptions and other factors that management believes to be reasonable, actual results may differ from those expected or implied by the "forward-looking statements." Key factors that could lead to a variance include additional property acquisition, development or disposition activity and variances in the timing of property purchases and sales, changes in interest rates, the Company's ability to lease vacant space or renew expiring leases at acceptable rates, unexpected variances in leasing activities due to unanticipated competition from other properties or changes in tenant demand, downturns in the local or national economies and other risks inherent in the real estate business. For further information, reference should be made to the other reports and information that Great Lakes REIT has filed and may file with the Securities and Exchange Commission.

ITEM 7(a)—MARKET RISK (Dollars in thousands)

    The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

    The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

    The Company's variable rate debt under the new credit facility entered into on March 23, 2001, bears interest at LIBOR plus 1% to 1.2% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease the Company's interest expense and increase its cash flow. In 1999, the Company entered into an interest rate cap agreement whereby the LIBOR rate on $50,000 of its variable rate debt is limited to a maximum of 6% until June 2001, thereby limiting the interest rate on that portion of the Company's line of credit to 7.0% to 7.4%.

    At December 31, 2000, the Company had $147,641 of fixed rate debt outstanding at an average rate of 7.07%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

    In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 77% of its long-term debt outstanding at December 31, 2000 at fixed rates (including the debt affected by the interest rate cap agreement). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

    A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	2001	2002	2003	2004	2005	Thereafter
Liabilities:
Fixed Rate
Mortgage loans payable	$2,660	$2,831	$13,882	$5,440	$3,048	$69,780
Average interest rate	6.97%	6.97%	7.06%	7.86%	6.86%	6.87%
Fixed Rate
Bank loan payable	—	—	—	$50,000	—	—
Average interest rate(1)
Variable Rate
Bank loan payable	—	—	—	$39,000	—	—
Average interest rate (2)
Bonds payable	$310	$340	$375	$415	$460	$2,370
Average interest rate	(3)	(3)	(3)	(3)	(3)	(3)

(1)
The maximum interest rate on this loan is 7.4%. The average interest rate for 2000 was 7.38%.

(2)
As of December 31, 2000, the interest rate on this debt was LIBOR + 1.15%. The average interest rate for this loan for 2000 was 7.78%.

(3)
The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate in 2000 was 5.7%.

ITEM 8—FINANCIAL STATEMENTS

    The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on Page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10—TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding trustees of the Company will be set forth under the caption "Election of Trustees" in the Company's proxy statement for the Company's 2001 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

    Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation—Compensation Committee Report on Executive Compensation" and "Executive Compensation—Performance Graph," is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding any disclosable relationships and related transactions of trustees and executive officers will be set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  1. See Index to Financial Statements.

  2.
  See Index to Financial Statements.

    All other schedules are not submitted because the required criteria have not been met, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibit Number	Description of Document
3.1
Amended and Restated Declaration of Trust of the Company (incorporated by reference to Appendix B to the Proxy Statement/Prospectus that is part of the Company's Registration Statement on Form S-4, as amended (File No. 333-56167) (the "S-4") ).
3.2
Articles Supplementary regarding the Company's 9 3/4% Cumulative Redeemable Preferred Shares of Beneficial Interest, $.01 par value per share (the "Series A Preferred Shares") (incorporated by reference to the Company's Form 8-A Registration Statement (File No. 1-14307) filed with the Securities and Exchange Commission (the "Commission") on December 16, 1998 (the "December 1998 8-A")).
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
4.4
Unsecured Revolving Credit Agreement, dated as of March 23, 2001, among Great Lakes REIT, L. P., as Borrower and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Bank One, NA, and Certain Other Banks as Lenders and Bank One, NA, as Agent.
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
*10.7
Form of Option Agreement for use in connection with options granted under the Employee Plan; no options were granted to Named Executive Officers in 2000 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
*10.8
Amended and Restated Option Plan for Independent Trustees, as amended (the "Trustee Plan") (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No.1 to Form S-8 Registration Statement (File No. 333-56617)).
*10.9
Form of Non-Qualified Stock Option Certificate for use in connection with options granted under the Trustee Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998); James J. Brinkerhoff, Daniel E. Josephs, Daniel P. Kearney, Edward Lowenthal and Donald E. Phillips were each issued certificates dated December 31, 2000 that evidenced an option to purchase 5,000 Common Shares.
*10.10
Form of Employment Agreement dated July 17, 1998 between the Company and each of Richard A. May and Patrick R. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.11
Form of Employment Agreement dated July 17, 1998 between the Company and each of Raymond M. Braun, James Hicks and Richard L. Rasley (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.12
Form of Employment Agreement dated July 17, 1998 between the Company and each of Kim S. Mills and Edith M. Scurto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.13	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement filed with the Commission on January 9, 1997).
*10.14
Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans; during 2000 Richard A. May, Patrick R. Hunt, Richard L. Rasley and Raymond M. Braun borrowed $259,168, $227,709, $158,000 and $1,356,782, respectively.
*10.15	Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).
*10.16
Form of Restricted Shares Agreement; during 2000 Richard A. May, Patrick R. Hunt, Richard L. Rasley, Raymond M. Braun, and James Hicks entered into agreements covering 28,552, 23,891, 14,497, 16,530 and 16,530 restricted shares, respectively (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000).

*10.17	Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman
10.18
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

(b)
Reports on Form 8-K:

    During the fourth quarter ended December 31, 2000, the Company did not file any reports on Form 8-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 23rd day of March, 2001.

GREAT LAKES REIT
By:	/s/ RICHARD A. MAY Richard A. May Chairman of the Board of Trustees and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 23rd day of March, 2001.

Signature	Title

/s/ RICHARD A. MAY Richard A. May	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)
/s/ PATRICK R. HUNT Patrick R. Hunt	President, Chief Operating Officer and Trustee
/s/ RICHARD L. RASLEY Richard L. Rasley	Executive Vice President, Secretary and Co-General Counsel
/s/ JAMES HICKS James Hicks	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ JAMES J. BRINKERHOFF James J. Brinkerhoff	Trustee
/s/ DANIEL E. JOSEPHS Daniel E. Josephs	Trustee

/s/ DANIEL P. KEARNEY Daniel P. Kearney	Trustee
/s/ EDWARD LOWENTHAL Edward Lowenthal	Trustee
/s/ DONALD E. PHILLIPS Donald E. Phillips	Trustee

Great Lakes REIT

Index to Financial Statements

(Item 14(a))

    Schedules, other than as listed above, are omitted because they are not applicable or the equivalent information has been included elsewhere herein.

REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders

Great Lakes REIT

    We have audited the accompanying consolidated balance sheets of Great Lakes REIT as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      Ernst & Young LLP

Chicago, Illinois
January 23, 2001, except for Note 3,
as to which the date is March 23, 2001

Great Lakes REIT

Consolidated Balance Sheets

(Dollars in Thousands, except per share data)

	December 31,
	2000	1999
Assets
Properties:
Land	$57,636	$60,983
Buildings and improvements	400,058	409,966

	457,694	470,949
Less accumulated depreciation	43,692	32,772

	414,002	438,177
Cash and cash equivalents	785	1,518
Real estate tax escrows	231	277
Rents receivable	7,728	6,274
Deferred financing and leasing costs, net of accumulated amortization	5,893	6,069
Goodwill, net of accumulated amortization	1,135	1,210
Other assets	1,836	1,677

Total assets	$431,610	$455,202

Liabilities and shareholders' equity
Bank loan payable	$89,000	$107,000
Mortgage loans payable	97,641	100,113
Bonds payable	4,270	4,550
Accounts payable and accrued liabilities	5,950	5,947
Accrued real estate taxes	10,884	11,687
Prepaid rent	2,599	3,936
Security deposits	1,514	1,084

Total liabilities	211,858	234,317

Minority interests	679	951

Commitments and contingencies
Preferred shares of beneficial interest ($0.01 par value, 10,000,000 shares authorized; 1,500,000 9 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding)	37,500	37,500
Common shares of beneficial interest ($0.01 par value, 60,000,000 shares authorized; 18,274,851 and 17,816,883 shares issued in 2000 and 1999, respectively)	183	178
Paid-in-capital	234,959	227,907
Retained earnings (deficit)	(7,176)	(5,936)
Employee share purchase loans	(20,096)	(16,335)
Deferred compensation	(2,623)	(22)
Treasury shares, at cost (1,543,385 and 1,521,785 shares in 2000 and 1999, respectively)	(23,674)	(23,358)

Total shareholders' equity	219,073	219,934

Total liabilities and shareholders' equity	$431,610	$455,202

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Income

(In Thousands, except per share data)

	Years Ended December 31
	2000	1999	1998
Revenues:
Rental	$75,400	$72,985	$62,323
Reimbursements	21,624	20,125	17,141
Parking	378	378	276
Telecommunications	425	91	—
Tenant service	393	177	—
Interest	1,734	1,284	846
Other	575	391	312

Total revenues	100,529	95,431	80,898

Expenses:
Real estate taxes	13,966	15,254	12,634
Other property operating	25,703	24,955	21,018
General and administrative	5,555	4,692	4,958
Interest	15,193	14,009	12,339
Depreciation and amortization	16,975	15,901	13,092

Total expenses	77,392	74,811	64,041

Income before gain on sale of properties	23,137	20,620	16,857
Gain on sale of properties, net	11,134	8,076	—

Income before allocation to minority interests	34,271	28,696	16,857
Minority interests	82	98	61

Net income	34,189	28,598	16,796
Income allocated to preferred shareholders	3,656	3,656	163

Net income applicable to common shares	$30,533	$24,942	$16,633

Earnings per common share—basic	$1.85	$1.51	$0.99

Weighted average common shares outstanding—basic	16,531	16,471	16,793

Diluted earnings per common share	$1.84	$1.51	$0.98

Weighted average common shares outstanding—diluted	16,631	16,554	16,974

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2000, 1999, and 1998

(Dollars in Thousands)

	2000	1999	1998
Preferred Shares
Balance at beginning of period	$37,500	$37,500	—
Proceeds from the sale of preferred shares	—	—	$37,500

Balance at end of period	37,500	37,500	37,500
Common Shares
Balance at beginning of period	178	175	159
Net proceeds from the sale of common shares	—	—	11
Exercise of share options	3	3	5
Restricted share awards	2	—	—

Balance at end of period	183	178	175
Paid-in capital
Balance at beginning of period	227,907	223,414	196,431
Net proceeds from the sale of common shares	—	—	19,660
Exercise of share options	3,916	4,493	7,323
Restricted share awards	3,136	—	—

Balance at end of period	234,959	227,907	223,414
Retained earnings (deficit)
Balance at beginning of period	(5,936)	(8,790)	(4,501)
Net income	34,189	28,598	16,796
Distributions/dividends	(35,429)	(25,744)	(21,085)

Balance at end of period	(7,176)	(5,936)	(8,790)
Employee share purchase loans
Balance at beginning of period	(16,335)	(11,967)	(4,654)
Exercise of share options	(3,761)	(4,368)	(7,313)

Balance at end of period	(20,096)	(16,335)	(11,967)
Deferred compensation
Balance at beginning of period	(22)	(44)	(73)
Restricted share awards	(3,138)	—	—
Amortization of deferred compensation	537	22	29

Balance at end of period	(2,623)	(22)	(44)
Treasury shares
Balance at beginning of period	(23,358)	(11,201)	(270)
Purchase of treasury shares	(316)	(12,157)	(10,931)

Balance at end of period	(23,674)	(23,358)	(11,201)

Total shareholders' equity	$219,073	$219,934	$229,087

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,189	$28,598	$16,796
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	16,975	15,901	13,092
Gain on sale of properties, net	(11,134)	(8,076)	—
Other non-cash items	618	120	90
Net changes in assets and liabilities:
Rents receivable	(1,454)	(1,253)	(1,742)
Real estate tax escrows and other assets	(66)	245	(312)
Accounts payable, accrued expenses and other liabilities	(904)	2,160	1,645
Accrued real estate taxes	(803)	538	3,372
Payment of deferred leasing costs	(1,878)	(2,109)	(2,609)

Net cash provided by operating activities	35,543	36,124	30,332

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties	(9,490)	(28,600)	(128,923)
Additions to buildings, improvements and equipment	(9,525)	(11,978)	(11,341)
Proceeds from property sales, net	39,620	22,669	—
Other investing activities, net	(122)	(1,052)	1,212

Net cash provided by (used in) investing activities	20,483	(18,961)	(139,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common and preferred shares	—	—	60,000
Payment of share offering costs	—	—	(2,829)
Proceeds from exercise of share options	158	128	15
Proceeds from bank and mortgage loans payable	24,500	38,774	264,035
Distributions / dividends paid	(35,429)	(25,602)	(20,922)
Distributions to minority interests	(96)	(56)	(96)
Purchase of minority interests	(258)	(256)	—
Purchase of treasury shares	(316)	(12,157)	(10,931)
Payment of bank and mortgage loans and bonds	(45,252)	(18,655)	(177,945)
Payment of deferred financing costs	(66)	(287)	(1,578)

Net cash provided by (used in) financing activities	(56,759)	(18,111)	109,749

Net increase (decrease) in cash and cash equivalents	(733)	(948)	1,029
Cash and cash equivalents, beginning of year	1,518	2,466	1,437

Cash and cash equivalents, end of year	$785	$1,518	$2,466

Supplemental disclosure of cash flow:
Interest paid	$15,239	$13,937	$12,165

Non-cash financing transactions:
Employee share purchase loans	$3,761	$4,368	$7,313

Mortgage assumed by purchaser of property	—	$2,079	—

Increase in preferred dividends payable	—	$142	$163

Issuance of partnership units to acquire properties	—	—	$887

Mortgages assumed to acquire properties	—	—	$12,435

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

  Nature of Activities

    Great Lakes REIT, a Maryland real estate investment trust, (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties primarily located in the Midwest. At December 31, 2000, the Company owned and operated 35 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office space to over 500 tenants in a variety of businesses.

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

    Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 2000, 1999 and 1998, depreciation expense amounted to $14,841, $13,877, and $11,453, respectively.

    The Company recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

  Deferred Costs

    Deferred costs consist principally of financing fees and leasing commissions that are amortized over the terms of the respective agreements.

  Revenue Recognition

    Minimum rentals are recognized on a straight-line basis over the term of the related leases. Deferred rents receivable at December 31, 2000 and 1999 were $5,601 and $4,917, respectively. Additional rents from expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

  Cash Equivalents

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, the Company had $574 and $1,336, respectively, in a money market fund.

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

    As of December 31, 2000, properties net of accumulated depreciation, rents receivable, goodwill and prepaid rent have a federal income tax basis of approximately $416,670, $2,173, $-0- and $-0-, respectively.

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

  Derivatives and Hedging Activities

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on its balance sheet at fair value effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

    At December 31, 2000, the fair value of the interest rate cap agreement approximated its book value so the implementation of this new policy would not have a significant impact on the earnings or financial position of the Company.

  Goodwill

    Goodwill is amortized to expense on a straight-line basis over its estimated life of twenty years. Accumulated amortization was $354 and $279 at December 31, 2000 and 1999, respectively.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

    Certain accounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation. Such reclassifications did not effect the results of operations.

2. Deferred Costs

    Deferred costs consisted of the following at December 31, 2000 and 1999:

	2000	1999
Deferred financing costs	$2,998	$2,990
Deferred leasing costs	8,775	7,659

	11,773	10,649
Less accumulated amortization	5,880	4,580

	$5,893	$6,069

    During the years ended December 31, 2000, 1999 and 1998, amortization of financing costs was $482, $526 and $574, respectively, and amortization of leasing costs was $1,577, $1,424 and $990, respectively. Deferred leasing costs related to property dispositions of $61 were written off in 2000.

3. Long-Term Debt

    Mortgage loans payable aggregated $97,641 and $100,113 at December 31, 2000 and 1999, respectively. The mortgage loans payable require monthly payments of principal and interest. Interest rates at December 31, 2000, ranged from 6.83% to 8.95%.

    The Company has obtained a bank letter of credit to secure repayment of the bonds payable in a face amount of approximately $4,622. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on the property. The interest rate on the bonds (5.0% per annum at December 31, 2000) is reset weekly by the bond placement agent.

    At December 31, 2000, the Company had a $150,000 unsecured bank credit facility with a maturity date of April 6, 2001. Interest on amounts outstanding is payable at LIBOR plus 1.0% to 1.3% depending on overall company leverage (7.90% at December 31, 2000). On March 23, 2001, the

Company obtained a $150,000 new unsecured bank credit facility that replaced the previous unsecured bank credit facility. The new unsecured bank credit facility has comparable interest rates and a term of three years.

    In June 1999, the Company entered into an interest rate cap agreement with a major financial institution whereby the Company has limited the LIBOR interest rate on $50,000 of its variable rate debt to no more than 6% per annum until June 2001.

    The following is a summary of principal maturities of mortgage loans, bank loan and bonds payable reflecting the new unsecured bank credit facility:

Year Ending December 31,	Amount
2001	$2,970
2002	$3,170
2003	$14,257
2004	$94,855
2005	$3,508
Thereafter	$72,151

    At December 31, 2000, properties with a carrying amount of approximately $133,030 were pledged as collateral under the various debt agreements.

4. Share Options

    The Company has a share option plan that provides for the granting of options on common shares to non-employee trustees. At December 31, 2000, options on 55,590 shares were available for future grant.

    In 1997, the Company adopted the 1997 Equity and Performance Incentive Plan (the "1997 Plan") which superseded the Company's prior plan. The 1997 Plan provides that 2,250,000 common shares of beneficial interest were reserved for issuance to Company employees. At December 31, 2000, 32,500 shares were available for future grant under the 1997 Plan.

    For options granted in 2000, 1999 and 1998, the exercise prices at the dates of grant were equal to or greater than the fair value of the Company's shares.

    A summary of the Company's share option activity and related information for the years ended December 31, 2000, 1999 and 1998 is as follows:

	2000 Shares	Price per share (a)	1999 Shares	Price per share (a)	1998 Shares	Price per share (a)
Outstanding at beginning of year	1,375,040	$16.04	1,388,445	$16.03	1,573,903	$15.91
Granted	89,200	$16.71	301,400	$14.89	289,900	$16.21
Exercised	282,015	$15.37	303,305	$14.84	472,358	$15.78
Cancelled	4,825	$14.61	11,500	$16.31	3,000	$16.00

Outstanding at end of year	1,177,400	$16.23	1,375,040	$16.04	1,388,445	$16.03

	Shares exercisable	Price per share (a)
December 31, 2000	845,400	$16.49
December 31, 1999	929,795	$16.33
December 31, 1998	1,104,010	$15.84

(a)
Weighted-average exercise price per share

    The weighted-average fair value of options granted is as follows:

2000	$2.53
1999	$1.17
1998	$3.08

    The weighted-average life of options outstanding at December 31, 2000 was 7.6 years.

    Pro forma information regarding net income and earnings per share is required by FASB Statement 123 "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Risk-free Interest Rate	Dividend Yields	Volatility Factors	Weighted Average Expected Life
2000	5.10%	8.7%	0.354%	5 years
1999	6.50%	9.1% - 9.4%	0.212%	5 years
1998	5.00%	7.88% - 8.11%	0.394%	5 years

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

    The effects on 2000 and 1999 pro forma net income and pro forma earnings per common share, both basic and diluted, of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows for the years ended December 31, 2000 and 1999:

	2000	1999
Pro forma net income	$29,903	$24,447
Pro forma basic earnings per common share	$1.81	$1.48
Pro forma diluted earnings per common share	$1.80	$1.48

    The Company has a limited purpose employee loan program whereby employees may borrow all or a portion of the cost of exercising options on common shares held by the employee. Such loans bear interest at 6.83% which is payable quarterly, are recourse to the employees, have a term of five years provided the employee remains employed by the Company and are secured by a pledge of the common shares acquired by the employee through this program. As of December 31, 2000, employees had acquired approximately 1,395,000 common shares through this program with outstanding loan amounts of $20,096 due the Company. Such amount is reflected as a reduction of shareholders' equity until the loans are repaid.

5. Restricted Share Grants

    On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees under the 1997 Plan. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company, but may vest earlier in increments during the period ending December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis, subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. The Company recorded compensation expense of $523 for the probable vesting of one-sixth of the shares in 2000 as the Company expects to achieve certain of the performance objectives as set forth in the plan.

6. Share Offerings

    In December 1998, the Company sold 1.5 million shares of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. The Series A Cumulative Redeemable Preferred Shares of Beneficial Interest may be redeemed at the Company's option after December 15, 2003 at a price of

$25 per share plus any unpaid dividends. Net proceeds of approximately $36,200 were used to repay a portion of its unsecured credit facility.

    In April 1998, the Company sold 1,184,211 common shares to a newly formed unit investment trust. Net proceeds of approximately $21,000 were used to repay a portion of its unsecured credit facility.

7. Leases

    The Company leases office and industrial properties to tenants under noncancellable operating leases that expire at various dates through 2010. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses. The following is a summary of minimum future rental revenue under noncancellable operating leases:

Year ending December 31,	Amount
2001	$71,310
2002	59,445
2003	40,590
2004	25,205
2005	16,463
Thereafter	23,905

$236,918

    Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

8. Dividends

    The Company declared dividends of $31,773, $22,088 and $20,922, to common shareholders of record during the calendar years 2000, 1999 and 1998, respectively. The Company has determined the common shareholders' treatment for Federal income tax purposes to be as follows:

	2000	1999	1998
Ordinary income	$20,973	$17,947	$18,217
Unrecaptured Section 1250 gain	1,485	529	—
20% rate capital gains	9,315	3,612	—
Return of capital	—	—	2,705

Total	$31,773	$22,088	$20,922

    The Company paid dividends to preferred shareholders of record in 2000 of $3,656 and $3,514 in 1999, all of which represented ordinary income for Federal income tax purposes to the preferred shareholders.

9. Property Acquisitions

    The following properties were acquired in 2000 and 1999 and the results of their operations are included in the consolidated statements of income from their respective dates of acquisition.

		Total Acquisition Price
	Date Acquired
Location		2000	1999
1920 and 1930 N. Thoreau Drive Schaumburg, IL	8/1/2000	$9,490	—
Burlington Office Center Ann Arbor, MI	5/11/99	—	$19,632
One Riverwood Place Pewaukee, WI	12/1/99	—	8,968

    The Company signed a contract in 2000 to acquire a 99,500 square foot office building currently under construction in suburban Milwaukee for a contract price of $8,500. The total investment in this property, including tenant improvements, is expected to be $11,700. The Company has guaranteed a letter of credit in the amount of $2,000 to secure its obligations related to this property.

Great Lakes REIT

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

10. Property Dispositions

    The Company sold two properties in 2000 and five properties in 1999 as follows:

Property	Date of Sale	Contract Price	Gain (Loss) On Sale	Mortgage Assumed by Purchaser
3010 and 3020 Woodcreek Drive Downers Grove, IL	4/12/2000	$12,700	$2,958	—
183 Inverness Drive Englewood, CO	12/1/2000	28,250	8,176	—

Total 2000		$40,950	$11,134	—

1675 Holmes Rd. Elgin, IL	4/21/99	$4,700	$658	$2,079
2800 River Rd. Des Plaines, IL	6/30/99	8,050	2,982	—
1251 Plum Grove Rd. Schaumburg, IL	6/30/99	3,550	1,875	—
565 Lakeview Pkwy. Vernon Hills, IL	8/25/99	8,800	3,190	—
16601 S. Kedzie Ave. Markham, IL	12/10/99	513	(629)	—

Total 1999		$25,613	$8,076	$2,079

    The sales proceeds of the 3010 and 3020 Woodcreek Drive property were partially reinvested in 1920 and 1930 Thoreau Drive, Schaumburg, Illinois.

11. Segment Information

    The Company has three reportable segments distinguished by property type. The property types are office, with 90% (as measured by square feet at December 31, 2000) of the Company's overall portfolio, office/service center (10%), and industrial (0%, the Company sold its last industrial property in 1999), and are principally located in the Midwest. As of December 31, 2000, the properties were leased to more than 500 tenants, no single tenant accounted for more than 3.9% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

    The Company evaluates performance and allocates resources based on property revenues (rental and reimbursement income) less property operating expenses and real estate taxes to arrive at net operating income—a widely recognized industry measure of a property's performance.

    Following is a summary report of segment information for the years ended December 31, 2000, 1999 and 1998.

	2000	1999	1998
Revenues
Office	$91,442	$86,223	$70,755
Office/service center	6,605	6,908	6,972
Industrial	—	172	342
Deferred rental revenues	737	757	1,875
Interest and other	1,745	1,371	954

Total	$100,529	$95,431	$80,898

Net operating income
Office	$53,966	$48,443	$39,512
Office/service center	4,412	4,511	4,703
Industrial	—	140	202

Total	$58,378	$53,094	$44,417

Depreciation and amortization
Office	$15,300	$14,008	$11,263
Office/service center	1,127	1,329	1,105
Industrial	—	33	88
Other	548	531	636

Total	$16,975	$15,901	$13,092

Interest expense
Office	$14,066	$12,454	$10,902
Office/service center	1,127	1,485	1,218
Industrial	—	70	219

Total	$15,193	$14,009	$12,339

	As of December 31,
	2000	1999
Assets
Office	$394,972	$411,738
Office/service center	24,782	30,635
Other	11,856	12,829

Total	$431,610	$455,202

	Years ended December 31,
	2000	1999	1998
Additions to properties
Office	$18,722	$39,657	$152,790
Office/service center	293	885	760
Industrial	—	36	36

Total	$19,015	$40,578	$153,586

Income before gain on sale of properties
Office	$24,734	$21,981	$17,347
Office/service center	2,024	1,697	2,380
Industrial	—	37	(105)
Deferred rental revenue	737	757	1,875
Interest and other income	1,745	1,371	954
General and administrative	(5,555)	(4,692)	(4,958)
Other depreciation	(548)	(531)	(636)

Income before gains on sales of properties	$23,137	$20,620	$16,857

12. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	2000	1999	1998
Numerator:
Net income applicable to common shareholders	$30,533	$24,942	$16,633

Numerator for basic earnings per common share	$30,533	24,942	16,633
Minority interests	82	98	61

Numerator for diluted earnings per common share	$30,615	$25,040	$16,694

Denominator:
Denominator for basic earnings per common share
Weighted average shares	16,531	16,471	16,793
Effect of dilutive securities:
Convertible operating partnership units	40	56	73
Employee share options	60	27	108

Denominator for diluted earnings per common share	16,631	16,554	16,974

Basic earnings per common share	$1.85	$1.51	$0.99

Diluted earnings per common share	$1.84	$1.51	$0.98

13. Fair Value of Financial Instruments

    The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amount reported for cash equivalents in the accompanying consolidated balance sheets approximated its fair value. The fair market value of mortgages payable at December 31, 2000 was $96,427 assuming a market interest rate of 7.25%. The fair market value of mortgages payable at December 31, 1999 was $93,458 assuming a market interest rate of 8.25%. The carrying amounts of bonds payable and bank loan payable approximated fair value at December 31, 2000 and 1999. The interest rate cap agreement (Note 3) had a fair value of $68 and $406 at December 31, 2000 and 1999, respectively.

14. Quarterly Financial Data (Unaudited)

	3/31/2000	6/30/2000	9/30/2000	12/31/2000
Revenues	$24,479	$24,886	$25,404	$25,760
Net income	$4,616	$7,910	$4,921	$13,086
Basic earnings per common share	$0.28	$0.48	$0.30	$0.78
Diluted earnings per common share	$0.28	$0.48	$0.30	$0.78
	3/31/99	6/30/99	9/30/99	12/31/99
Revenues	$22,738	$23,924	$24,279	$24,490
Net income	$3,899	$8,867	$7,625	$4,551
Basic earnings per common share	$0.24	$0.54	$0.46	$0.27
Diluted earnings per common share	$0.23	$0.54	$0.46	$0.28

Schedule III Real Estate and Accumulated Depreciation

	Initial Cost to the Company (000's omitted)				Costs Capitalized Subsequent Subsequent to Acquisition (000's omitted)		Gross Amount at which Carried at December 31,2000 (000's omitted)
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
1900 East Golf Road Schaumburg, IL	—		$3,800	$20,212	—	$2,265	$3,800	$22,477	$26,277	$2,776	Dec-96	(A)
1750 East Golf Road Schaumburg, IL	—		$2,300	$17,607	—	$850	$2,300	$18,457	$20,757	$1,701	Sep-97	(A)
160-185 Hansen Court Wood Dale, IL	—		$2,100	$3,210	—	$1,539	$2,100	$4,749	$6,849	$1,367	Jan-94	(A)
3455, 3550, 3555 Salt Creek Lane Arlington Heights, IL	—		$850	$4,333	—	$387	$850	$4,720	$5,570	$468	Oct-97	(A)
601 Campus Drive Arlington Heights, IL	(B	)	$900	$2,264	—	$992	$900	$3,256	$4,156	$1,015	May-93	(A)
1011 Touhy Avenue Des Plaines, IL	(B	)	$720	$3,932	—	$3,833	$720	$7,765	$8,485	$1,510	Dec-93	(A)
1660 Feehanville Drive Mount Prospect, IL	—		$1,100	$4,304	—	$615	$1,100	$4,919	$6,019	$935	Aug-95	(A)
175 Hawthorn Parkway Vernon Hills, IL	(B	)	$1,600	$4,721	—	$832	$1,600	$5,553	$7,153	$1,237	Sep-94	(A)
Two Marriott Drive Lincolnshire, IL	(B	)	$610	$2,230	—	$113	$610	$2,343	$2,953	$255	Jul-96	(A)
3400 Dundee Road Northbrook, IL	(B	)	$607	$3,476	—	$945	$607	$4,421	$5,028	$958	Oct-93	(A)
823 Commerce Drive Oak Brook, IL	—		$500	$1,262	—	$3,264	$500	$4,526	$5,026	$1,256	Nov-95	(A)
3030 Warrenville Road Lisle, IL	—		$4,300	$13,787	—	$537	$4,300	$14,324	$18,624	$939	Sep-98	(A)
191 Waukegan Road Northfield, IL	—		$1,220	$3,288	—	$589	$1,220	$3,877	$5,097	$253	Sep-98	(A)
1920 & 1930 N. Thoreau Drive Schaumburg, IL	—		$2,600	$6,890	—	$290	$2,600	$7,180	$9,780	$81	Aug-00	(A)
11270 W. Park Place Milwaukee, WI	(B	)	$940	$14,734	—	$896	$940	$15,630	$16,570	$2,304	Sep-95	(A)
11925 W. Lake Park Drive Milwaukee, WI	(B	)	$319	$1,819	—	$329	$319	$2,148	$2,467	$537	Jun-93	(A)
2514 S. 102nd Street & 10150 W. National Avenue West Allis, WI	(B	)	$975	$7,020	—	$882	$975	$7,902	$8,877	$1,033	Nov-96	(A)

	Initial Cost to the Company (000's omitted)				Costs Capitalized Subsequent Subsequent to Acquisition (000's omitted)		Gross Amount at which Carried at December 31,2000 (000's omitted)
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
150, 175, 250 Patrick Blvd. Brookfield, WI	$2,982		$2,600	$3,967	—	$498	$2,600	$4,465	$7,065	$930	Jun-94	(A)
375 Bishop's Way Brookfield, WI	—		$600	$4,361	—	$451	$600	$4,812	$5,412	$501	Apr-97	(A)
111 East Kilbourn Avenue Milwaukee, WI	—		$2,176	$44,618	—	$2,325	$2,176	$46,943	$49,119	$3,446	Apr-98	(A)
N17 W24222 Riverwood Drive Waukesha, WI	—		$771	$8,197	$438	$997	$1,209	$9,194	$10,403	$341	Dec-99	(A)
2550 University Avenue West St. Paul, MN	—		$850	$13,477	—	$894	$850	$14,371	$15,221	$1,525	Dec-96	(A)
2221 University Avenue SE Minneapolis, MN	$4,270		$1,100	$7,090	—	$208	$1,100	$7,298	$8,398	$1,030	May-95	(A)
2550 University Avenue West St. Paul, MN	—		$430	$9,343	—	$245	$430	$9,588	$10,018	$631	Jul-98	(A)
777 East Eisenhower Parkway Ann Arbor, MI	—		$4,000	$12,664	—	$6,753	$4,000	$19,417	$23,417	$1,343	Dec-97	(A)
32255 Northwestern Highway Farmington Hills, MI	$11,534		$3,700	$20,802	—	$1,564	$3,700	$22,366	$26,066	$2,075	Dec-97	(A)
1301 W. Long Lake Road Troy, MI	(B	)	$2,500	$13,600	—	$1,274	$2,500	$14,874	$17,374	$2,031	Nov-96	(A)
No. 40 Oak Hollow Southfield, MI	(B	)	$1,250	$6,063	—	$592	$1,250	$6,655	$7,905	$863	Dec-96	(A)
24800 Denso Drive Southfield, MI	(B	)	$1,400	$4,547	—	$1,074	$1,400	$5,621	$7,021	$1,037	Aug-95	(A)
305, 315, 325 E. Eisenhower Pkwy Ann Arbor, MI	—		$3,200	$16,432	—	$797	$3,200	$17,229	$20,429	$777	May-99	(A)
655 Metro Place South Dublin, OH	—		$1,470	$18,188	—	$1,266	$1,470	$19,454	$20,924	$1,951	Sep-97	(A)
4860-5000 Blazer Memorial Pkwy Dublin, OH	—		$1,340	$7,042	—	$766	$1,340	$7,808	$9,148	$919	Sep-96	(A)
425 Metro Place North Dublin, OH	—		$620	$6,666	—	$728	$620	$7,394	$8,014	$810	Sep-97	(A)
175 South Third Street Columbus, OH	—		Lease	$21,949	—	$1,114	Lease	$23,063	$23,063	$1,803	Jan-98	(A)
30 Merchant Street Springdale, OH	—		$650	$5,496	—	$1,167	$650	$6,663	$7,313	$1,622	Apr-96	(A)
116 Inverness Drive East Englewood, CO	$11,893		$3,100	$17,867	—	$729	$3,100	$18,596	$21,696	$1,432	May-98	(A)

Totals	$30,679		$57,198	$357,458	$438	$42,600	$57,636	$400,058	$457,694	$43,692

(A)
Depreciation of buildings is computed over approximately a 40 year life on a straight-line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.

(B)
These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $71,232 at December 31, 2000.

(C)
At December 31, 2000, the aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $451,985.

Real Estate Owned:	2000	1999	1998
Balance beginning of year	$470,949	$448,557	$297,010
Property acquisitions	9,490	28,600	142,245
Additions	9,525	11,978	11,341
Disposals	(30,191)	(18,186)	(2,039)
Retirements	(2,079)	—	—

Balance end of year	$457,694	$470,949	$448,557

Accumulated Depreciation:	2000	1999	1998
Balance beginning of year	$32,772	$21,951	$11,314
Depreciation expense	14,766	13,799	11,371
Disposals	(1,767)	(2,978)	(734)
Retirements	(2,079)	—	—

Balance end of year	$43,692	$32,772	$21,951

Exhibits
To
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2000
GREAT LAKES REIT

Exhibit Number	Description of Document
3.1
Amended and Restated Declaration of Trust of the Company (incorporated by reference to Appendix B to the Proxy Statement/Prospectus that is part of the Company's Registration Statement on Form S-4, as amended (File No. 333-56167) (the "S-4") ).
3.2
Articles Supplementary regarding the Company's 9 3/4% Cumulative Redeemable Preferred Shares of Beneficial Interest, $.01 par value per share (the "Series A Preferred Shares") (incorporated by reference to the Company's Form 8-A Registration Statement (File No. 1-14307) filed with the Securities and Exchange Commission (the "Commission") on December 16, 1998 (the "December 1998 8-A")).
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
4.4
Unsecured Revolving Credit Agreement, dated as of March 23, 2001, among Great Lakes REIT, L. P., as Borrower and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Bank One, NA, and Certain Other Banks as Lenders and Bank One, NA, as Agent.
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
*10.7
Form of Option Agreement for use in connection with options granted under the Employee Plan; no options were granted to Named Executive Officers in 2000 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
*10.8
Amended and Restated Option Plan for Independent Trustees, as amended (the "Trustee Plan") (incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No.1 to Form S-8 Registration Statement (File No. 333-56617)).
*10.9
Form of Non-Qualified Stock Option Certificate for use in connection with options granted under the Trustee Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998); James J. Brinkerhoff, Daniel E. Josephs, Daniel P. Kearney, Edward Lowenthal and Donald E. Phillips were each issued certificates dated December 31, 2000 that evidenced an option to purchase 5,000 Common Shares.
*10.10
Form of Employment Agreement dated July 17, 1998 between the Company and each of Richard A. May and Patrick R. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.11
Form of Employment Agreement dated July 17, 1998 between the Company and each of Raymond M. Braun, James Hicks and Richard L. Rasley (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.12
Form of Employment Agreement dated July 17, 1998 between the Company and each of Kim S. Mills and Edith M. Scurto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.13	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement filed with the Commission on January 9, 1997).
*10.14
Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans; during 2000 Richard A. May, Patrick R. Hunt, Richard L. Rasley and Raymond M. Braun borrowed $259,168, $227,709, $158,000 and $1,356,782, respectively.
*10.15	Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).
*10.16
Form of Restricted Shares Agreement; during 2000 Richard A. May, Patrick R. Hunt, Richard L. Rasley, Raymond M. Braun, and James Hicks entered into agreements covering 28,552, 23,891, 14,497, 16,530 and 16,530 restricted shares, respectively (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000).

*10.17	Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman
10.18
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

*
Management contract or compensation plan or arrangement.

QuickLinks

Documents Incorporated by Reference:
GREAT LAKES REIT
PART I
PART II
PART III
PART IV
SIGNATURES
Great Lakes REIT Index to Financial Statements (Item 14(a))
Great Lakes REIT Consolidated Balance Sheets (Dollars in Thousands, except per share data)
Great Lakes REIT Consolidated Statements of Income (In Thousands, except per share data)
Great Lakes REIT Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2000, 1999, and 1998 (Dollars in Thousands)
Great Lakes REIT Consolidated Statements of Cash Flows (Dollars in Thousands)
Great Lakes REIT Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)