Form 10-Q
period 2001-03-31
GREAT LAKES REIT
filed 2001-05-11
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90  days.   Yes X     No

Number of shares of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of May 4, 2001: 16,731,965

                                Great Lakes REIT
                               Index to Form 10-Q
                                 March 31, 2001

                                                                                      Page Number
                                                                                      ----------

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of March 31, 2001
                      and December 31, 2000                                               4

                      Consolidated Statements of Income
                      for the three months
                      ended March 31, 2001 and 2000                                       5

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the three months ended March 31, 2001                           6

                      Consolidated Statements of Cash Flows
                      for the three months
                      ended March 31, 2001 and 2000                                       7

                      Notes to Consolidated Financial Statements                          8

         Item 2.      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                 11

         Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Part II - Other Information

         Item 6.       Exhibits and Reports on Form 8-K                                  17

Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(in thousands, except per share data)                                             March 31,         December 31,
                                                                         ----------------------------------------
                                                                                      2001               2000
                                                                                      ----               ----
Assets
Properties:
Land                                                                                  $59,436            $57,636
Buildings and improvements                                                            427,263            400,058
                                                                         ----------------------------------------
                                                                                      486,699            457,694
Less accumulated depreciation                                                          46,937             43,692
                                                                         ----------------------------------------
                                                                                      439,762            414,002
Cash and cash equivalents                                                               2,043                785
Real estate tax escrows                                                                   317                231
Rents receivable                                                                        7,046              7,728
Deferred financing and leasing costs, net of accumulated amortization                   7,264              5,893
Goodwill, net of accumulated amortization                                               1,117              1,135
Other assets                                                                            2,409              1,836
                                                                         ----------------------------------------

Total assets                                                                         $459,958           $431,610
                                                                         ========================================

Liabilities and shareholders' equity

Bank loan payable                                                                    $116,420            $89,000
Mortgage loans payable                                                                 96,990             97,641
Bonds payable                                                                           4,270              4,270
Accounts payable and accrued liabilities                                                2,898              5,950
Accrued real estate taxes                                                              10,156             10,884
Dividends payable                                                                       6,693                  0
Prepaid rent                                                                            2,703              2,599
Security deposits                                                                       1,669              1,514
                                                                         ----------------------------------------

Total liabilities                                                                     241,799            211,858
                                                                         ----------------------------------------

Minority interests                                                                        693                679
                                                                         ----------------------------------------

Preferred shares of beneficial interest ($0.01 par value,                              37,500             37,500
 10,000 shares authorized; 1,500 9 3/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share
 Liquidation Preference, issued and outstanding in 2001 and 2000)
Common shares of beneficial interest ($0.01 par value, 60,000                             183                183
 shares authorized; 18,275 shares issued in 2001 and 2000)
Paid-in-capital                                                                       234,968            234,959
Retained earnings (deficit)                                                           (8,906)            (7,176)
Employee share loans                                                                 (20,063)           (20,096)
Deferred compensation                                                                 (2,542)            (2,623)
Treasury shares, at cost (1,543 shares in 2001 and 2000)                             (23,674)           (23,674)
                                                                         ----------------------------------------

Total shareholders' equity                                                            217,466            219,073
                                                                         ----------------------------------------

Total liabilities and shareholders' equity                                           $459,958           $431,610
                                                                         ========================================

The accompanying notes are an integral part of these financial statements.

Return to Index

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In Thousands, except per share data)
                                                                        Three months ended March 31,
                                                              ---------------------------------------
                                                                           2001               2000
                                                                           ----               ----

Revenues:
Rental                                                                     $19,046           $18,551
Reimbursements                                                               5,075             5,251
Parking                                                                         95                96
Telecommunications                                                             136                99
Tenant service                                                                  80                 -
Interest                                                                       387               320
Other                                                                          162               162
                                                              ---------------------------------------

Total revenues                                                              24,981            24,479
                                                              ---------------------------------------

Expenses:
Real estate taxes                                                            3,827             3,922
Other property operating                                                     6,015             6,036
General and administrative                                                   1,287             1,105
Interest                                                                     3,506             3,746
Depreciation and amortization                                                4,451             4,127
                                                              ---------------------------------------

Total expenses                                                              19,086            18,936
                                                              ---------------------------------------

Income before allocation to minority interests                               5,895             5,543

Minority interests                                                              14                13
                                                              ---------------------------------------

Net income                                                                   5,881             5,530

Income allocated to preferred shareholders                                     914               914
                                                              ---------------------------------------

Net income applicable to common shares                                      $4,967            $4,616
                                                              =======================================

Earnings per common share - basic                                            $0.30             $0.28
                                                              =======================================

Weighted average common shares outstanding - basic                          16,573            16,334
                                                              =======================================

Diluted earnings per common share                                            $0.30             $0.28
                                                              =======================================

Weighted average common shares outstanding - diluted                        16,713            16,402
                                                              =======================================

The accompanying notes are an integral part of these financial statements.

Return to Index

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
For the Three Months Ended March 31, 2001
(Dollars in Thousands)

                                                                          2001
---------------------------------              -                          --------
Preferred Shares
Balance at beginning of period                                             $37,500
-----------------------------------------------------------------------------------
Balance at end of period                                                    37,500

Common Shares
Balance at beginning of period                                                 183
Exercise of share options                                                        -
-----------------------------------------------------------------------------------
Balance at end of period                                                       183

Paid-in capital
Balance at beginning of period                                             234,959
Exercise of share options                                                        9
-----------------------------------------------------------------------------------
Balance at end of period                                                   234,968

Retained earnings (deficit)
Balance at beginning of period                                             (7,176)
Net income                                                                  5,881
Distributions/dividends                                                    (7,611)
-----------------------------------------------------------------------------------
Balance at end of period                                                   (8,906)

Employee share loans
Balance at beginning of period                                            (20,096)
Repayment of share loans                                                       42
Exercise of share options                                                      (9)
-----------------------------------------------------------------------------------
Balance at end of period                                                  (20,063)

Deferred compensation
Balance at beginning of period                                             (2,623)
Amortization of deferred compensation                                          81
-----------------------------------------------------------------------------------
Balance at end of period                                                   (2,542)

Treasury shares
Balance at beginning of period                                            (23,674)
-----------------------------------------------------------------------------------
Balance at end of period                                                  (23,674)
-----------------------------------------------------------------------------------
Total shareholders' equity                                               $217,466
===================================================================================

The accompanying notes are an integral part of these financial statements.

Return to Index

Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)

                                                                               Three Months Ended March 31,
                                                                      ---------------------------------------
                                                                                    2001               2000
                                                                                    ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $5,881            $5,530
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                     4,451             4,127
   Other non cash items                                                                 93                18
Net changes in assets and liabilities:
   Rents receivable                                                                    682             (179)
   Real estate tax escrows and other assets                                          (422)             (224)
   Accounts payable, accrued expenses and other liabilities                        (2,792)           (2,240)
   Accrued real estate taxes                                                         (728)           (1,538)
   Payment of deferred leasing costs                                                 (978)             (369)
                                                                      ---------------------------------------
Net cash provided by operating activities                                            6,187             5,125
                                                                      ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                                       -
Purchase of properties                                                            (25,979)
Additions to buildings and improvements                                            (3,618)           (2,829)
Other investing activities                                                           (263)                 -
                                                                      ---------------------------------------
Net cash used by investing activities                                             (29,860)           (2,829)
                                                                      ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                                 41                40
Proceeds from bank and mortgage loans payable                                      144,419                 -
Distributions / dividends paid                                                       (918)             (914)
Distributions to minority interests                                                      -              (19)
Purchase of minority interests                                                           -             (258)
Purchase of treasury shares                                                              -             (286)
Payment of bank and mortgage loans and bonds                                     (117,650)             (597)
Payment of deferred financing costs                                                  (961)                 -
                                                                      ---------------------------------------
Net cash used by financing activities                                               24,931           (2,034)
                                                                      ---------------------------------------

Net increase (decrease) in cash and cash equivalents                                 1,258               262
Cash and cash equivalents, beginning of year                                           785             1,518
                                                                      ---------------------------------------
Cash and cash equivalents, end of period                                            $2,043            $1,780
                                                                      =======================================

Supplemental disclosure of cash flow:
Interest paid                                                                       $3,950            $3,717
                                                                      =======================================

Non cash financing transactions:
Employee share loans                                                                    $8            $2,118
                                                                      =======================================
Increase in preferred dividends payable                                                  -              $142
                                                                      =======================================

The accompanying notes are an integral part of these financial statements.

Return to Index

Great Lakes REIT
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data
(Unaudited)

1. Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust, (the “Company”), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties primarily located in the Midwest. At March 31, 2001, the Company owned and operated 36 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office space to over 500 tenants that are engaged in a variety of businesses.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s most recent year-end audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, (the “2000 10-K”). In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 2000 10-K.

2. Segment Information

The Company has two reportable segments distinguished by property type. The property types are office, (89%) and office/service center (11%) (as measured by square feet) of the Company’s overall portfolio, respectively. As of March 31, 2001, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company’s portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and makes investment decisions in part based on net operating income, which is property revenues (rental and reimbursement income) less property operating expenses and real estate taxes. Net operating income is a widely recognized industry measure of a property’s performance.

Following is a summary report of segment information for the three months ended March 31, 2001 and 2000.

                                             March 31,          March 31,
                                   -----------------------------------------
                                                 2001               2000
Revenues
Office                                         $23,023            $22,302
Office/service center                            1,569              1,734
Deferred rental revenues                             -                  -
Interest and other                                 389                443
                                   ---------------------------------------
  Total                                        $24,981            $24,479
                                   =======================================

Net operating income
Office                                         $13,730            $12,966
Office/service center                            1,021              1,112
                                   ---------------------------------------
  Total                                        $14,751            $14,078
                                   =======================================

Depreciation
and amortization
Office                                          $4,013             $3,645
Office/service center                              313                348
Other                                              125                134
                                   ---------------------------------------
  Total                                         $4,451             $4,127
                                   =======================================

Interest expense
Office                                          $3,258             $3,371
Office/service center                              248                375
                                   ---------------------------------------
  Total                                         $3,506             $3,746
                                   =======================================

Additions to properties
Office                                         $29,045              $2,684
Office/service center                              552                 121
Other                                                -                  24
                                   ----------------------------------------
  Total                                        $29,597              $2,829
                                   ========================================

Income before allocation to
minority interests
Office                                          $6,458              $5,950
Office/service center                              460                 389
Deferred rental revenues                             -                   -
Interest and other income                          389                 443
General and administrative                     (1,287)             (1,105)
Other depreciation                               (125)               (134)
                                   ----------------------------------------
  Income before allocation
  to minority interests                         $5,895              $5,543
                                   ========================================

Following is a summary of segment assets at March 31, 2001 and December
31, 2000:
                                            March 31,         December 31,
                                   ----------------------------------------
                                               2001                2000
Assets
Office                                        $420,099            $394,972
Office/service center                           25,098              24,782
Other                                           14,761              11,856
                                   ----------------------------------------
Total                                         $459,958            $431,610
                                   ========================================

3. Long-Term Debt

On March 23, 2001, the Company entered into a credit agreement that provides for a new unsecured credit facility to replace the Company’s existing $150,000 unsecured credit facility scheduled to mature in April 2001. The new unsecured credit facility matures on March 23, 2004 and also has a maximum amount available of $150,000. The interest rate on borrowings under the new credit facility is LIBOR plus 1.0% to 1.2% depending on overall Company leverage. The new credit facility contains typical financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service requirements, maximum liabilities to asset values, debt service coverage and net property operating income. The new credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities.

4. Property Acquisitions

On March 1, 2001, the Company acquired 1600 Corporate Center, a 252,000 square foot multi-story office building located in Rolling Meadows, Illinois, for a contract price of $26,000.

5. Restricted Share Grants

        On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company, but may vest earlier in increments during the period ending December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis, subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. The Company recorded compensation expense of $78 for the period ended March 31, 2001.

6. Commitments and Contingencies

In 2000, the Company entered into a contract to acquire a 99,500 square foot office building currently under construction in suburban Milwaukee for a contract price of $8,500. The total investment in this property, including tenant improvements, is expected to be $11,700. The Company has guaranteed a letter of credit in the amount of $2,000 to secure its obligations related to this property.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three months ended March 31, 2001. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2000 10-K.

Overview

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties located primarily in the Midwest. At March 31, 2001, the Company owned and operated 36 properties primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 500 tenants that are engaged in a variety of businesses.

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

In analyzing the operating results for the quarter ended March 31, 2001, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 2000 are due principally to: (i) the addition of a full year’s operating results in 2001 of properties acquired in 2000 compared to the partial year’s operating results from the dates of their respective acquisitions in 2000, (ii) the addition of operating results of the property acquired in 2001 from the date of its acquisition (iii) the effect of property dispositions in 2000 and (iv) improved operations of properties during 2001 compared to 2000.

                                                    Rental    Reimbursement Real estate  Property
                                                    income      income        taxes      operating
                                                                                         expenses

Increase due to inclusion of results of properties
acquired in 2000                                     306          256           114          154
Increase due to 2001 acquisition                     225          180           115           41
Effect of property dispositions in 2000             (363)         (29)          (50)         (34)
Increase (decrease) in 2001 as compared to 2000      327         (583)         (274)        (182)
                                                     --------------------------------------------
Total                                                495         (176)          (95)         (21)
                                                     ============================================

Telecommunications income increased by $37 during the quarter ended March 31, 2001 as compared to 2000 as the Company signed additional license agreements during 2001.

Tenant service income increased to $80 in the quarter ended March 31, 2001 as a result of the Company’s initiative to increase this income, which commenced in mid-2000.

Interest income increased by $67 during the quarter ended March 31, 2001, as compared to 2000 due to higher employee share loans receivable in 2001.

General and administrative expenses increased by $182 during the quarter ended March 31, 2001 as compared to 2000 due to the amortization expense associated with the restricted share program ($79), increases in certain insurance costs ($38) and increases caused by timing of the payment of certain audit and legal fees ($55).

Interest expense declined by $240 during the quarter ended March 31, 2001 as compared to 2000 as the Company had lower average amounts outstanding under its unsecured credit facility as well as lower interest rates on its unsecured credit facility in 2001.

Depreciation and amortization expenses increased by $324 during the quarter ended March 31, 2001 as compared to 2000 because the Company had a gross book value of depreciable assets of $427,263 at March 31, 2001 as compared to $412,755 at March 31, 2000.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in order to comply with certain federal income tax requirements applicable to real estate investment trusts (“REITs”).

On March 23, 2001, the Company entered into a credit agreement that provides for a new unsecured credit facility to replace the Company’s $150,000 unsecured credit facility that was scheduled to mature in April 2001. The new unsecured credit facility matures on March 23, 2004 and also has a maximum amount available of $150,000. Borrowings under the new credit facility bear interest at LIBOR plus 1.0% to 1.2%, depending on overall Company leverage. The new credit facility contains typical financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The new credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities.

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through property dispositions and additional borrowings under its new unsecured credit facility. The Company had $33,580 available for future borrowings under this credit facility at March 31, 2001.

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

In January 2001, the Company entered into an option agreement under which the Company may elect to acquire approximately 23 acres of land in Englewood, Colorado for a purchase price of approximately $8,500. The Company has the option to acquire the land in two phases in July 2001 and July 2002. Under current zoning, the Company may construct or cause to be constructed up to 400,000 square feet of office space on this site. The Company has not determined if it will proceed with the land purchase.

Forward-Looking Statements

Statements regarding the Company’s liquidity requirements and certain other statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be met. Various factors could cause actual results to differ materially from the Company’s expectations, including the following: changes in general economic conditions and the failure of the economy to recover timely from the current downturn; changes in the economic conditions affecting industries in which the Company’s principal tenants operate; the Company’s ability to timely lease or re-lease space at current or anticipated rents; changes in operating costs, including utility costs and real estate taxes; the Company’s ability to attract and retain high-quality personnel at a reasonable cost in a highly competitive labor environment; the Company’s ability to complete current and future development projects on schedule and on budget; and the demand for office space in the markets in which the Company has a presence. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements made in this report, the Company claims the protection of the safe harbor for forward-looking statements made in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements.

ITEM 3. MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company’s interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

The Company’s variable rate debt bears interest at LIBOR plus 1% to 1.2% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company’s interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. In 1999, the Company entered into an interest rate cap agreement whereby the LIBOR rate on $50,000 of its variable rate debt is limited to a maximum of 6% until June 2001, thereby limiting the interest rate on that portion of the Company’s unsecured credit facility to 7.0% to 7.2%.

At March 31, 2001, the Company had $96,990 of fixed rate debt outstanding at an average rate of 6.97%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 45% of the Company’s long-term debt outstanding at March 31, 2001 is at fixed rates. The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

                                                      Interest Rate Sensitivity
                                                Principal Amount by Expected Maturity
                                                        Average Interest Rate

                                            2001(1)        2002       2003       2004      2005   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable                  $2,180      $2,831    $13,882     $5,440    $3,048      $69,780
     Average interest rate                    6.97%       6.97%      7.06%      7.86%     6.86%        6.87%
Fixed Rate
     Bank loan payable                                                        $50,000
     Average interest rate(2)
Variable Rate
     Bank loan payable                                                        $66,420
     Average interest rate (3)
     Bonds payable                             $310        $340       $375       $415      $460       $2,370
     Average interest rate                      (4)         (4)        (4)        (4)       (4)          (4)
  For the period April 1, 2001 to December 31, 2001.
  The maximum interest rate on this loan is 7.2%. The average interest rate for the period ended March 31, 2001 was 6.95%.
  As of March 31, 2001, the interest rate on this debt was LIBOR + 1.1%. The average interest rate for the period ended March 31, 2001 was 7.15%.
  The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate for the period ended March 31, 2001 was 4.8%.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

The following exhibits are attached hereto:

Exhibit
Number                    Description of Document

  Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT.
(Registrant)

Date: May 11, 2001

/s/ James Hicks Chief Financial Officer and (Principal Financial and Accounting Officer)