Form 10-Q/A
period 2001-03-31
GREAT LAKES REIT
filed 2001-06-07
CIK 1063393

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-14307

Great Lakes REIT
(Exact name of Registrant as specified in its Charter)

Maryland	36-4238056
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

823 Commerce Drive, Suite 300, Oak Brook, IL 60523
(Address of principal executive offices) (Zip Code)

(630) 368-2900
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

Great Lakes REIT
Index to Form 10-Q/A
March 31, 2001

    The Company has filed this Form 10-Q/A to add the disclosures contained in note 2 to the Notes to Consolidated Financial Statements which was not included in the initial filing of Form 10-Q as of March 31, 2001.

		Page Number
Part I—Financial Information
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3
	Consolidated Statements of Income for the three months ended March 31, 2001 and 2000	4
	Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2001	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	13

Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(in thousands, except per share data)

	March 31, 2001	December 31, 2000
Assets
Properties:
Land	$59,436	$57,636
Buildings and improvements	427,263	400,058

	486,699	457,694
Less accumulated depreciation	46,937	43,692

	439,762	414,002
Cash and cash equivalents	2,043	785
Real estate tax escrows	317	231
Rents receivable	7,046	7,728
Deferred financing and leasing costs, net of accumulated amortization	7,264	5,893
Goodwill, net of accumulated amortization	1,117	1,135
Other assets	2,409	1,836

Total assets	$459,958	$431,610

Liabilities and shareholders' equity
Bank loan payable	$116,420	$89,000
Mortgage loans payable	96,990	97,641
Bonds payable	4,270	4,270
Accounts payable and accrued liabilities	2,898	5,950
Accrued real estate taxes	10,156	10,884
Dividends payable	6,693	0
Prepaid rent	2,703	2,599
Security deposits	1,669	1,514

Total liabilities	241,799	211,858

Minority interests	693	679

Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,500 9 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding in 2001 and 2000)	37,500	37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 18,275 shares issued in 2001 and 2000)	183	183
Paid-in-capital	234,968	234,959
Retained earnings (deficit)	(8,906)	(7,176)
Employee share loans	(20,063)	(20,096)
Deferred compensation	(2,542)	(2,623)
Treasury shares, at cost (1,543 shares in 2001 and 2000)	(23,674)	(23,674)

Total shareholders' equity	217,466	219,073

Total liabilities and shareholders' equity	$459,958	$431,610

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In Thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenues:
Rental	$19,046	$18,551
Reimbursements	5,075	5,251
Parking	95	96
Telecommunications	136	99
Tenant service	80	—
Interest	387	320
Other	162	162

Total revenues	24,981	24,479

Expenses:
Real estate taxes	3,827	3,922
Other property operating	6,015	6,036
General and administrative	1,287	1,105
Interest	3,506	3,746
Depreciation and amortization	4,451	4,127

Total expenses	19,086	18,936

Income before allocation to minority interests	5,895	5,543
Minority interests	14	13

Net income	5,881	5,530
Income allocated to preferred shareholders	914	914

Net income applicable to common shares	$4,967	$4,616

Earnings per common share — basic	$0.30	$0.28

Weighted average common shares outstanding — basic	16,573	16,334

Diluted earnings per common share	$0.30	$0.28

Weighted average common shares outstanding — diluted	16,713	16,402

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(Dollars in Thousands)

For the Three Months Ended March 31, 2001
Preferred Shares
Balance at beginning of period	$37,500

Balance at end of period	37,500
Common Shares
Balance at beginning of period	183
Exercise of share options	—

Balance at end of period	183
Paid-in capital
Balance at beginning of period	234,959
Exercise of share options	9

Balance at end of period	234,968
Retained earnings (deficit)
Balance at beginning of period	(7,176)
Net income	5,881
Distributions/dividends	(7,611)

Balance at end of period	(8,906)
Employee share loans
Balance at beginning of period	(20,096)
Repayment of share loans	42
Exercise of share options	(9)

Balance at end of period	(20,063)
Deferred compensation
Balance at beginning of period	(2,623)
Amortization of deferred compensation	81

Balance at end of period	(2,542)
Treasury shares
Balance at beginning of period	(23,674)

Balance at end of period	(23,674)

Total shareholders' equity	$217,466

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,881	$5,530
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	4,451	4,127
Other non cash items	93	18
Net changes in assets and liabilities:
Rents receivable	682	(179)
Real estate tax escrows and other assets	(422)	(224)
Accounts payable, accrued expenses and other liabilities	(2,792)	(2,240)
Accrued real estate taxes	(728)	(1,538)
Payment of deferred leasing costs	(978)	(369)

Net cash provided by operating activities	6,187	5,125

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties	(25,979)	—
Additions to buildings and improvements	(3,618)	(2,829)
Other investing activities	(263)	—

Net cash used by investing activities	(29,860)	(2,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options	41	40
Proceeds from bank and mortgage loans payable	144,419	—
Distributions/dividends paid	(918)	(914)
Distributions to minority interests	—	(19)
Purchase of minority interests	—	(258)
Purchase of treasury shares	—	(286)
Payment of bank and mortgage loans and bonds	(117,650)	(597)
Payment of deferred financing costs	(961)	—

Net cash used by financing activities	24,931	(2,034)

Net increase (decrease) in cash and cash equivalents	1,258	262
Cash and cash equivalents, beginning of year	785	1,518

Cash and cash equivalents, end of period	$2,043	$1,780

Supplemental disclosure of cash flow:
Interest paid	$3,950	$3,717

Non cash financing transactions:
Employee share loans	$8	$2,118

Increase in preferred dividends payable	—	$142

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

    The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, (the "2000 10-K"). In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 2000 10-K.

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

    At March 31, 2001, the fair value of the interest rate cap agreement approximated its book value so the implementation of this new policy did not have a significant impact on the earnings or financial position of the Company.

3.  Segment Information

    The Company has two reportable segments distinguished by property type. The property types are office, (89%) and office/service center (11%) (as measured by square feet) of the Company's overall portfolio, respectively. As of March 31, 2001, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

    The Company evaluates performance and makes investment decisions in part based on net operating income, which is property revenues (rental and reimbursement income) less property operating expenses and real estate taxes. Net operating income is a widely recognized industry measure of a property's performance.

    Following is a summary report of segment information for the three months ended March 31, 2001 and 2000.

	For the three months ended March 31,
	2001	2000
Revenues
Office	$23,023	$22,302
Office/service center	1,569	1,734
Deferred rental revenues	—	—
Interest and other	389	443

Total	$24,981	$24,479

Net operating income
Office	$13,730	$12,966
Office/service center	1,021	1,112

Total	$14,751	$14,078

Depreciation and amortization
Office	$4,013	$3,645
Office/service center	313	348
Other	125	134

Total	$4,451	$4,127

Interest expense
Office	$3,258	$3,371
Office/service center	248	375

Total	$3,506	$3,746

Additions to properties
Office	$29,045	$2,684
Office/service center	552	121
Other	—	24

Total	$29,597	$2,829

Income before allocation to minority interests
Office	$6,458	$5,950
Office/service center	460	389
Deferred rental revenues	—	—
Interest and other income	389	443
General and administrative	(1,287)	(1,105)
Other depreciation	(125)	(134)

Income before allocation to minority interests	$5,895	$5,543

    Following is a summary of segment assets at March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000
Assets
Office	$420,099	$394,972
Office/service center	25,098	24,782
Other	14,761	11,856

Total	$459,958	$431,610

4.  Long-Term Debt

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

5.  Property Acquisitions

    On March 1, 2001, the Company acquired 1600 Corporate Center, a 252,000 square foot multi-story office building located in Rolling Meadows, Illinois, for a contract price of $26,000.

6.  Restricted Share Grants

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

7.  Commitments and Contingencies

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

    In analyzing the operating results for the quarter ended March 31, 2001, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 2000 are due principally to: (i) the addition of a full year's operating results in 2001 of properties acquired in 2000 compared to the partial year's operating results from the dates of their respective acquisitions in 2000, (ii) the addition of operating results of the property acquired in 2001 from the date of its acquisition (iii) the effect of property dispositions in 2000 and (iv) improved operations of properties during 2001 compared to 2000.

	Rental income	Reimbursement income	Real estate taxes	Property operating expenses
Increase due to inclusion of results of properties acquired in 2000	306	256	114	154
Increase due to 2001 acquisition	225	180	115	41
Effect of property dispositions in 2000	(363)	(29)	(50)	(34)
Increase (decrease) in 2001 as compared to 2000	327	(583)	(274)	(182)

Total	495	(176)	(95)	(21)

    Telecommunications income increased by $37 during the quarter ended March 31, 2001 as compared to 2000 as the Company signed additional license agreements during 2001.

    Tenant service income increased to $80 in the quarter ended March 31, 2001 as a result of the Company's initiative to increase this income, which commenced in mid-2000.

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

    On March 23, 2001, the Company entered into a credit agreement that provides for a new unsecured credit facility to replace the Company's $150,000 unsecured credit facility that was scheduled to mature in April 2001. The new unsecured credit facility matures on March 23, 2004 and also has a maximum amount available of $150,000. Borrowings under the new credit facility bear interest at LIBOR plus 1.0% to 1.2%, depending on overall Company leverage. The new credit facility contains typical financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The new credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities.

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

Forward-Looking Statements

    Statements regarding the Company's liquidity requirements and certain other statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be met. Various factors could cause actual results to differ materially from the Company's expectations, including the following: changes in general economic conditions and the failure of the economy to recover timely from the current downturn; changes in the economic conditions affecting industries in which the Company's principal tenants operate; the Company's ability to timely lease or re-lease space at current or anticipated rents; changes in operating costs, including utility costs and real estate taxes; the Company's ability to attract and retain high-quality personnel at a reasonable cost in a highly competitive labor environment; the Company's ability to complete current and future development projects on schedule and on budget; and the demand for office space in the markets in which the Company has a presence. Many of these factors are beyond the Company's ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements made in this report, the Company claims the protection of the safe harbor for forward-looking statements made in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements.

ITEM 3.  MARKET RISK (Dollars in thousands)

    The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

    The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

    The Company's variable rate debt bears interest at LIBOR plus 1% to 1.2% per annum depending on overall Company leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease its interest expense and increase its cash flow. In 1999, the Company entered into an interest rate cap agreement whereby the LIBOR rate on $50,000 of its variable rate debt is limited to a maximum of 6% until June 2001, thereby limiting the interest rate on that portion of the Company's unsecured credit facility to 7.0% to 7.2%.

    At March 31, 2001, the Company had $96,990 of fixed rate debt outstanding at an average rate of 6.97%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

    In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 45% of the Company's long-term debt outstanding at March 31, 2001 is at fixed rates. The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

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

(1)
For the period April 1, 2001 to December 31, 2001.

(2)
The maximum interest rate on this loan is 7.2%. The average interest rate for the period ended March 31, 2001 was 6.95%.

(3)
As of March 31, 2001, the interest rate on this debt was LIBOR + 1.1%. The average interest rate for the period ended March 31, 2001 was 7.15%.

(4)
The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate for the period ended March 31, 2001 was 4.8%.

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

The following exhibits are attached hereto:

Exhibit Number	Description of Document
(b)
Reports on Form 8-K:

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Great Lakes REIT
                          (Registrant)

Date: June 6, 2001	/s/ James Hicks Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

Great Lakes REIT Index to Form 10-Q/A March 31, 2001
Great Lakes REIT Consolidated Balance Sheets (unaudited) (in thousands, except per share data)
Great Lakes REIT Consolidated Statements of Income (unaudited) (In Thousands, except per share data)
Great Lakes REIT Consolidated Statement of Changes in Shareholders' Equity (unaudited) (Dollars in Thousands)
Great Lakes REIT Consolidated Statements of Cash Flows (unaudited) (Dollars in Thousands)
Great Lakes REIT Notes to Consolidated Financial Statements Dollars in thousands, except per share data (Unaudited)
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate
Part II Other Information
SIGNATURES