Form 10-Q
period 2001-06-30
GREAT LAKES REIT
filed 2001-08-09
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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
                Yes  X        No

Number of shares of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of August 3, 2001: 16,751,929

                                Great Lakes REIT
                               Index to Form 10-Q
                                  June 30, 2001

Part I - Financial Information                                                             PAGE NUMBER
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of June 30, 2001
                      and December 31, 2000                                                    3

                      Consolidated Statements of Income
                      for the three months
                      ended June 30, 2001 and 2000                                             4

                      Consolidated Statements of Income for
                      the six months ended June 30, 2001 and 2000                              5

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the six months ended June 30, 2001                                   6

                      Consolidated Statements of Cash Flows
                      for the six months
                      ended June 30, 2001 and 2000                                             7

                      Notes to Consolidated Financial Statements                               8

         Item 2.      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                      10

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk              14

Part II - Other Information

         Item 4.      Submission of Matters to a Vote of Security Holders                     15

         Item 6.      Exhibits and Reports on Form 8-K                                        15

Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(in thousands, except per share data)
                                                                                        June 30,         December 31,
                                                                                   ----------------------------------------
                                                                                           2001               2000
Assets
Properties:
Land                                                                                            $59,714            $57,636
Buildings and improvements                                                                      430,180            400,058
                                                                                   ----------------------------------------
                                                                                                489,894            457,694
Less accumulated depreciation                                                                    50,788             43,692
                                                                                   ----------------------------------------
                                                                                                439,106            414,002
Cash and cash equivalents                                                                           872                785
Real estate tax escrows                                                                             290                231
Rents receivable                                                                                  7,047              7,728
Deferred financing and leasing costs, net of accumulated amortization                             6,948              5,893
Goodwill, net of accumulated amortization                                                         1,098              1,135
Other assets                                                                                      1,637              1,836
                                                                                   ----------------------------------------

Total assets                                                                                   $456,998           $431,610
                                                                                   ========================================

Liabilities and shareholders' equity

Bank loan payable                                                                               $83,000            $89,000
Mortgage loans payable                                                                          129,352             97,641
Bonds payable                                                                                     3,960              4,270
Accounts payable and accrued liabilities                                                          2,348              5,950
Accrued real estate taxes                                                                        10,800             10,884
Dividends payable                                                                                 6,701                  -
Prepaid rent                                                                                      2,729              2,599
Security deposits                                                                                 1,680              1,514
                                                                                   ----------------------------------------

Total liabilities                                                                               240,570            211,858
                                                                                   ----------------------------------------

Minority interests                                                                                  691                679
                                                                                   ----------------------------------------

Preferred shares of beneficial interest ($0.01 par value,                                        37,500             37,500
 10,000 shares authorized; 1,500 9 3/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share
 Liquidation Preference, issued and outstanding in 2001 and 2000)
Common shares of beneficial interest ($0.01 par value, 60,000 shares                                183                183
 authorized; 18,295 and 18,275 shares issued in 2001 and 2000, respectively)
Paid-in-capital                                                                                 235,224            234,959
Retained earnings (deficit)                                                                    (10,704)            (7,176)
Employee share loans                                                                           (20,319)           (20,096)
Deferred compensation                                                                           (2,473)            (2,623)
Treasury shares, at cost (1,543 shares in 2001 and 2000)                                       (23,674)           (23,674)
                                                                                   ----------------------------------------

Total shareholders' equity                                                                      215,737            219,073
                                                                                   ----------------------------------------

Total liabilities and shareholders' equity                                                     $456,998           $431,610
                                                                                   ========================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(in thousands, except per share data)
                                                                                  Three months ended
                                                                                        June 30,

                                                                              2001                 2000
Revenues:
Rental                                                                       $19,881              $18,701
Reimbursements                                                                 5,183                5,349
Parking                                                                          106                   94
Telecommunications                                                                94                   89
Tenant service                                                                   109                    -
Interest                                                                         397                  514
Other                                                                            186                  139
                                                                ------------------------------------------

Total revenues                                                                25,956               24,886
                                                                ------------------------------------------

Expenses:
Real estate taxes                                                              3,989                3,160
Other property operating                                                       6,560                6,397
General and administrative                                                     1,337                1,466
Interest                                                                       3,531                3,809
Depreciation and amortization                                                  4,711                4,172
                                                                ------------------------------------------

Total expenses                                                                20,128               19,005
                                                                ------------------------------------------

Income before gain on sale of properties                                       5,828                5,881

Gain on sale of properties, net                                                    -                2,964
                                                                ------------------------------------------

Income before allocation to minority interests                                 5,828                8,845

Minority interests                                                                14                   21
                                                                ------------------------------------------

Net income                                                                     5,814                8,824

Income allocated to preferred shareholders                                       914                  914
                                                                ------------------------------------------

Net income applicable to common shares                                        $4,900               $7,910
                                                                ==========================================

Earnings per common share - basic                                              $0.30                $0.48
                                                                ==========================================

Weighted average common shares outstanding - basic                            16,580               16,482
                                                                ==========================================

Diluted earnings per common share                                              $0.29                $0.48
                                                                ==========================================

Weighted average common shares outstanding - diluted                          16,730               16,515
                                                                ==========================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(in thousands, except per share data)
                                                                                        Six months ended June 30,
                                                                      -----------------------------------------------

                                                                                       2001                   2000

Revenues:
Rental                                                                                $38,927                $37,252
Reimbursements                                                                         10,259                 10,600
Parking                                                                                   201                    190
Telecommunications                                                                        230                    187
Tenant service                                                                            188                      -
Interest                                                                                  784                    835
Other                                                                                     348                    301
                                                                      -----------------------------------------------

Total revenues                                                                         50,937                 49,365
                                                                      -----------------------------------------------

Expenses:
Real estate taxes                                                                       7,815                  7,082
Other property operating                                                               12,575                 12,608
General and administrative                                                              2,625                  2,396
Interest                                                                                7,037                  7,556
Depreciation and amortization                                                           9,162                  8,299
                                                                      -----------------------------------------------

Total expenses                                                                         39,214                 37,941
                                                                      -----------------------------------------------

Income before gain on sale of properties                                               11,723                 11,424

Gain on sale of properties, net                                                             -                  2,964
                                                                      -----------------------------------------------

Income before allocation to minority interests                                         11,723                 14,388

Minority interests                                                                         28                     34
                                                                      -----------------------------------------------

Net income                                                                             11,695                 14,354

Income allocated to preferred shareholders                                              1,828                  1,828
                                                                      -----------------------------------------------

Net income applicable to common shares                                                 $9,867                $12,526
                                                                      ===============================================

Earnings per common share - basic                                                       $0.60                  $0.76
                                                                      ===============================================

Weighted average common shares outstanding - basic                                     16,577                 16,408
                                                                      ===============================================

Diluted earnings per common share                                                       $0.59                  $0.76
                                                                      ===============================================

Weighted average common shares outstanding - diluted                                   16,720                 16,442
                                                                      ===============================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
For the Six Months Ended June 30, 2001
(in thousands)

                                                                   2001
------------------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                        $37,500
------------------------------------------------------------------------------
Balance at end of period                                               37,500

Common Shares
Balance at beginning of period                                            183
Exercise of share options                                                   -
------------------------------------------------------------------------------
Balance at end of period                                                  183

Paid-in capital
Balance at beginning of period                                        234,959
Exercise of share options                                                 265
------------------------------------------------------------------------------
Balance at end of period                                              235,224

Retained earnings (deficit)
Balance at beginning of period                                        (7,176)
Net income                                                             11,695
Dividends                                                            (15,223)
------------------------------------------------------------------------------
Balance at end of period                                             (10,704)

Employee share loans
Balance at beginning of period                                       (20,096)
Repayment of share loans                                                   42
Exercise of share options                                               (265)
------------------------------------------------------------------------------
Balance at end of period                                             (20,319)

Deferred compensation
Balance at beginning of period                                        (2,623)
Amortization of deferred compensation                                     150
------------------------------------------------------------------------------
Balance at end of period                                              (2,473)

Treasury shares
Balance at beginning of period                                       (23,674)
Purchase of treasury shares                                                 -
------------------------------------------------------------------------------
Balance at end of period                                             (23,674)
------------------------------------------------------------------------------
Total shareholders' equity                                           $215,737
==============================================================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                            Six Months Ended June 30,
                                                                          ----------------------------------------------
                                                                                            2001                   2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $11,695                $14,354
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                           9,162                  8,299
   Gain on sale of properties                                                                  -                (2,964)
   Other non cash items                                                                      178                    216
Net changes in assets and liabilities:
   Rents receivable                                                                          681                    837
   Real estate tax escrows and other assets                                                  164                    303
   Accounts payable, accrued expenses and other liabilities                              (3,303)                (1,477)
   Accrued real estate taxes                                                                (84)                (2,029)
   Payment of deferred leasing costs                                                     (1,032)                  (881)
                                                                          ----------------------------------------------
Net cash provided by operating activities                                                 17,461                 16,658
                                                                          ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                  (25,894)                      -
Additions to buildings and improvements                                                  (7,125)                (5,334)
Proceeds from property sales, net                                                              -                 12,144
Other investing activities                                                                  (75)                  (100)
                                                                          ----------------------------------------------
Net cash used by investing activities                                                   (33,094)                  6,710
                                                                          ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                                       42                     55
Proceeds from bank and mortgage loans payable                                            183,419                  4,500
Dividends paid                                                                           (8,526)                (7,401)
Distributions to minority interests                                                         (16)                   (33)
Purchase of minority interests                                                                 -                  (258)
Purchase of treasury shares                                                                    -                  (316)
Payment of bank and mortgage loans and bonds                                           (158,018)                (7,493)
Payment of deferred financing costs                                                      (1,181)                   (66)
                                                                          ----------------------------------------------
Net cash provided by financing activities                                                 15,720               (11,012)
                                                                          ----------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          87                 12,356
Cash and cash equivalents, beginning of year                                                 785                  1,518
                                                                          ----------------------------------------------
Cash and cash equivalents, end of quarter                                                   $872                $13,874
                                                                          ==============================================

Supplemental disclosure of cash flow:
Interest paid                                                                             $7,224                 $7,542
                                                                          ==============================================

Non cash financing transactions:
Employee share loans                                                                        $265                 $2,380
                                                                          ==============================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Notes to Consolidated Financial Statements
(Unaudited)
Dollars in thousands, except per share data

1.     Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the “Company”), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States. At June 30, 2001, the Company owned and operated 36 properties, primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office space to over 500 tenants that are engaged in a variety of businesses.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s most recent year-end audited financial statements which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, (the “2000 10-K”). In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 2000 10-K.

2.     Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities, and its amendments, Statements No. 137 and 138, in June 1999 and June 2000, respectively. Statement No. 133, as amended, requires the Company to recognize all derivatives on its balance sheet at fair value effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company had purchased an interest rate cap agreement to hedge its exposure to increases in interest costs under its variable rate debt. In June 2001, the interest rate cap agreement expired. During the six months ended June 30, 2001, the Company recorded $78 of interest expense, which reduced the carrying value of the cap to -0-.

3.     Segment Information

The Company has two reportable segments, distinguished by property type. The property types are office (89%) and office/service center (11%) (as measured by square feet) of the Company’s overall portfolio, respectively. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities, including food service areas, atriums and limited underground parking facilities. Office/office service buildings are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. As of June 30, 2001, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company’s portfolio and only 20 tenants individually represented more than 1% of such aggregate annualized base rent.

The Company evaluates performance and makes investment decisions in part based on net operating income, which is property revenues (rental and reimbursement income) less property operating expenses and real estate taxes. Net operating income is a widely-recognized industry measure of a property’s performance.

The following table represents a summary report of segment information for the three and six months ended June 30, 2001 and 2000;

                                    Three months ended             Six months ended
                                          June 30,                      June 30,

                                      2001         2000            2001         2000
Revenues
Office                             $23,768      $22,277         $46,363      $44,785
Office/service center                1,296        1,631           2,823        3,365
Deferred rental revenues                 -          142               -          142
Interest and other                     892          836           1,751        1,073
                            ---------------------------------------------------------------
  Total                            $25,956      $24,886         $50,937      $49,365
                            ===============================================================

Net operating income
Office                             $13,792      $13,042         $27,094      $26,215
Office/service center                  723        1,133           1,702        2,245
                            ---------------------------------------------------------------
  Total                            $14,515      $14,175         $28,796      $28,460
                            ===============================================================

Depreciation
and amortization
Office                              $4,238       $3,724          $8,251      $7,369
Office/service center                  315          312             628         659
Other                                  158          136             283         271
                            ---------------------------------------------------------------
  Total                             $4,711       $4,127          $9,162      $8,299
                            ===============================================================

Interest expense
Office                              $3,334       $3,424          $6,594      $6,796
Office/service center                  197          385             443         760
                            ---------------------------------------------------------------
  Total                             $3,531       $3,809          $7,037      $7,556
                            ===============================================================

Additions to properties
Office                                               $3,372             $2,489           $32,417         $5,173
Office/service center                                    50                  8               602            129
Other                                                     -                  8                 -             32
                                              ------------------------------------------------------------------
  Total                                              $3,422             $2,505           $33,019         $5,334
                                              ==================================================================

Income before allocation to
minority interests
Office net operating income                         $13,792            $13,042           $27,094        $26,215
Office/office service center net operating
income                                                  723              1,133             1,702          2,245
Office interest expense                             (3,334)            (3,424)           (6,594)        (6,796)
Office/office service center interest expense         (197)              (385)             (443)          (760)
Office depreciation                                 (4,238)            (3,724)           (8,251)        (7,369)
Office/office service depreciation                    (315)              (312)             (628)          (659)
Deferred rental revenues                                -                  142                -             142
Interest and other income                               892                836             1,751          1,073
General and administrative                          (1,337)            (1,291)           (2,625)        (2,396)
Other depreciation                                    (158)              (136)             (283)          (271)
                                              ------------------------------------------------------------------
  Income before allocation
  to minority interests                              $5,828             $5,881           $11,723        $11,424
                                              ==================================================================

Following is a summary of segment assets at June 30, 2001 and December 31, 2000:

                                    June 30,          December 31,
                                      2001                2000
Assets
Office                              $414,443            $394,972
Office/service center                 24,246              24,782
Other                                 18,309              11,856
                         ----------------------------------------
Total                               $456,998            $431,610
                         ========================================

4.     Long-Term Debt

On March 23, 2001, the Company entered into a credit agreement that provides for a new unsecured credit facility and replaced the Company’s existing $150,000 unsecured credit facility that was scheduled to mature in April 2001. The new unsecured credit facility matures on March 23, 2004 and also has a maximum amount available of $150,000. The interest rate on borrowings under the new credit facility is LIBOR plus 1.0% to 1.2% depending on overall Company leverage. The new credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service requirements, maximum liabilities to asset values, debt service coverage and net property operating income. The new credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities.

On June 1, 2001 the Company entered into a $33,046 loan agreement with an institutional lender. The loan is secured by a first mortgage lien on its Milwaukee Center property, located in Milwaukee, Wisconsin, and bears interest at a fixed annual interest rate of 7.435% with a ten-year term. The net proceeds from the loan (approximately $33 million) were used to repay a portion of the Company’s new credit facility.

5.     Property Acquisitions

On March 1, 2001, the Company acquired 1600 Corporate Center, a 252,000 square foot multi-story office building located in Rolling Meadows, Illinois, for a contract price of $26,000.

6.     Restricted Share Grants

On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company, but may vest earlier in increments during the period ending December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis, subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. The Company recorded compensation expense of $72 and $144 for the three and six months ended June 30, 2001, respectively.

7.     Earnings per Share

The unvested restricted common share grants (158,331 shares at June 30, 2001) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

The Company has 40,199 operating partnership units outstanding at June 30, 2001, which are convertible to common shares on a one for one basis at the option of the holder.

8.     Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $75 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

9.     Commitments and Contingencies

In 2000, the Company entered into a contract to acquire a 99,500 square foot office building currently under construction in suburban Milwaukee for a contract price of $8,500. The total investment in this property, including tenant improvements, is expected to be $11,700. The Company has guaranteed a letter of credit in the amount of $2,000 to secure its obligations related to this property.

The Company has entered into a contract to sell its 777 Eisenhower Plaza property, located in Ann Arbor, Michigan, for a contract price of $31,500.

The Company has entered into a contract to acquire a 202,000 square foot three-story office building located in Bannockburn, Illinois for a contract price of $31,800.

RETURN TO INDEX

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and six months ended June 30, 2001. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2000 10-K.

Overview

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties located primarily in the Midwest region of the United States. At June 30, 2001, the Company owned and operated 36 properties, primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 500 tenants that are engaged in a variety of businesses.

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

In analyzing the operating results for the three months ended June 30, 2001, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 2000 are due principally to: (i) the addition of a full year’s operating results in 2001 of properties acquired in 2000 compared to the partial year’s operating results from the dates of their respective acquisitions in 2000, (ii) the addition of operating results of the property acquired in 2001 from the date of its acquisition, (iii) the effect of property dispositions in 2000 and (iv) changes in operations of properties during 2001 compared to 2000. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

                                               Rental       Reimbursement   Real estate    Property
                                               income       income          taxes          operating
                                                                                            expenses

Increase due to properties
      acquired in 2000                       $    313           $269          $113             $161
Increase due to property acquired in 2001         721            558           257              346

Effect of property dispositions in 2000         (458)          (313)          (35)            (187)
Increase (decrease) in 2001 as compared
     to 2000                                      604          (680)           494            (157)
Total                                          $1,180         ($166)          $829             $163

Telecommunications income only increased by $5 during the quarter ended June 30, 2001 as compared to 2000 due to reduced collections of amounts due from Teligent, Inc and Winstar Communications.

Tenant service income increased to $109 in the quarter ended June 30, 2001 as a result of the Company’s initiative to increase this income, which commenced in mid-2000.

Interest income decreased by $117 during the quarter ended June 30, 2001, as compared to 2000 as the Company had a higher average cash balance in 2000 as compared to 2001.

General and administrative expenses decreased by $129 during the quarter ended June 30, 2001 as compared to 2000 due to decreased bonus compensation costs and decreased compensation expenses associated with the restricted share plan.

Interest expense declined by $278 during the quarter ended June 30, 2001 as compared to 2000 as the Company had lower average amounts outstanding under its unsecured credit facility as well as lower interest rates on its unsecured credit facility in 2001.

Depreciation and amortization expenses increased by $539 during the quarter ended June 30, 2001 as compared to 2000 because the Company had a gross book value of depreciable assets of $430,179 at June 30, 2001 as compared to $407,214 at June 30, 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2001

In analyzing the operating results for the six months ended June 30, 2001, the changes in rental and reimbursement income, real estate taxes, and other property operating expenses from 2000 are due principally to: (i) the addition of a full year’s operating results in 2001 of properties acquired in 2000 compared to the partial year’s operating results from the dates of their respective acquisitions in 2000, (ii) the addition of operating results of the property acquired in 2001 from the date of its acquisition, (iii) the effect of property dispositions in 2000 and (iv) changes in operations of properties during 2001 compared to 2000. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

                                      Rental       Reimbursement  Real estate  Property
                                      income       income         taxes        operating
                                                                               expenses

Increase due to properties
     acquired in 2000                 $   619        $525         $226          $315
Increase due to property acquired
     in 2001                              946         738          372           484
Effect of property dispositions
     in 2000                          (1,251)       (665)        (242)         (370)
Increase (decrease) in 2001
     as compared to 2000                1,361       (939)          377         (462)
Total                                  $1,675      ($341)         $733         ($33)

Telecommunications income increased by $43 during the six months ended June 30, 2001 as compared to 2000 due to agreements signed in 2000 having six months of revenue in 2001compared to a partial period in 2000.

Tenant service income increased to $188 in the six months ended June 30, 2001 as a result of the Company's initiative to increase this income, which commenced in mid-2000.

Interest income decreased by $51 during the six months ended June 30, 2001 as compared to 2000 as the Company had a higher average cash balance in 2000 as compared to 2001.

General and administrative expenses increased by $229 during the six months ended June 30, 2001 as compared to 2000 primarily due to increased state income taxes ($61), increased director insurance ($39), increased professional fees ($39), and increased marketing costs ($54).

Interest expense declined by $519 during the six months ended June 30, 2001 as compared to 2000 as the Company had lower average amounts outstanding under its unsecured credit facility as well as lower interest rates on its unsecured credit facility in 2001.

Depreciation and amortization expenses increased by $863 during the six months ended June 30, 2001 as compared to 2000 because the Company had a gross book value of depreciable assets of $430,179 at June 30, 2001 as compared to $407,214 at June 30, 2000.

Segment Operations

The Company has two reportable segments, distinguished by property type. The property types are office (89%) and office/service center (11%) (as measured by square feet) of the Company's overall portfolio, respectively. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office/office service buildings are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes.

The net income for the office segment is as follows:

                           Three months ended June 30         Six months ended June 30

                             2001             2000             2001              2000
Net operating income       $13,792           $13,042          $27,094          $26,215
Interest expense           (3,334)           (3,424)          (6,594)          (6,796)
Depreciation               (4,238)           (3,724)          (8,251)          (7,369)
Segment net income         $ 6,220           $ 5,894          $12,249          $12,050

The increase in net operating income for the three months and six months ended June 30, 2001 as compared to 2000 was due to the acquisition of additional office buildings in 2000 and 2001 which offset the sale of the Company’s Woodcreek office property and the sale of 183 Inverness Drive in 2000.

The net income for the office/office service center segment is as follows:

                            Three months ended June 30         Six months ended June 30

                              2001             2000              2001            2000
Net operating income         $ 723           $ 1,133            $1,702         $ 2,245
Interest expense             (197)             (385)             (443)           (760)
Depreciation                 (315)             (312)             (628)           (619)
Segment net income           $ 211           $   436            $  631         $   826

The decrease in net operating income for the three months and six months ended June 30, 2001 as compared to 2000 was due to the sale of the Company’s Woodcreek office/service center property in 2000 as well as decreases caused by declining occupancies in this property segment.

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

On March 23, 2001, the Company entered into a credit agreement that provides for a new unsecured credit facility replacing the Company’s $150,000 unsecured credit facility that was scheduled to mature in April 2001. The new unsecured credit facility matures on March 23, 2004 and also has a maximum amount available of $150,000. Borrowings under the new credit facility bear interest at LIBOR plus 1.0% to 1.2%, depending on overall Company leverage. The new credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The new credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities.

On June 1, 2001, the Company entered into a $33,046 loan agreement with an institutional lender. The loan is secured by a first mortgage lien on its Milwaukee Center property, located in Milwaukee, Wisconsin, and bears interest at a fixed annual interest rate of 7.435% with a ten-year term. The net proceeds from the loan (approximately $33 million) were used to repay a portion of the outstanding borrowings under the Company’s new credit facility.

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through property dispositions and additional borrowings under its new unsecured credit facility. The Company had $67,000 available for future borrowings under this credit facility at June 30, 2001.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

The Company entered into a contract in 2000 to acquire a 99,500 square foot office building currently under construction in suburban Milwaukee, Wisconsin, for a contract price of $8,500. The total investment in this property, including tenant improvements, is expected to be $11,700. The Company expects to acquire this property in early 2002. The Company has guaranteed a letter of credit in the amount of $2,000 to secure its obligations related to this property.

In January 2001, the Company entered into an option agreement under which the Company may elect to acquire approximately 23 acres of land in Englewood, Colorado for a purchase price of approximately $8,500. Under current zoning, the Company may construct up to 200,000 square feet of office space on this site. If notice is given to the seller of the property prior to October 31, 2001, the Company may terminate the contract and receive a full refund of its earnest money. If the Company is unable to secure an anchor tenant to pre-lease a substantial portion of the building, the Company will terminate the purchase contract prior to the end of October.

The Company has entered into a contract to acquire a 202,000 square foot three-story office building located in Bannockburn, Illinois for a contract price of $31,800. Funds for this purchase are expected to come from the Company’s unsecured line of credit.

Forward-Looking Statements

Statements regarding the Company’s liquidity requirements and certain other statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be met. Various factors could cause actual results to differ materially from the Company’s expectations, including interest rates, unexpected delays in project lease-up, changes in the local or national economies, unanticipated vacancies in competitive properties, increased sub-lease availability which could negatively impact space absorption, and other risks inherent in the real estate business. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements made in this report, the Company claims the protection of the safe harbor for forward-looking statements made in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements.

RETURN TO INDEX

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

At June 30, 2001, the Company had $129,352 of fixed rate debt outstanding at an average rate of 7.07%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 59.8% of the Company’s long-term debt outstanding at June 30, 2001 was at fixed rates. The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

                                                       Interest Rate Sensitivity
                                                 Principal Amount by Expected Maturity
                                                         Average Interest Rate

                                            2001(1)        2002       2003       2004      2005   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable                  $1,511      $3,514    $14,853     $6,229    $3,910      $99,335
     Average interest rate                    7.02%       7.02%      7.07%      7.83%     6.93%        7.05%
Variable Rate
     Bank loan payable                                                        $83,000
     Average interest rate (2)
     Bonds payable                                -        $340       $375       $415      $460       $2,370
     Average interest rate                      (3)         (3)        (3)        (3)       (3)          (3)

(1)     For the period July 1, 2001 to December 31, 2001.

(2)     As of June 30, 2001, the interest rate on this debt was LIBOR + 1.1%. The average interest rate for the six months ended June 30, 2001 was 6.53%.

(3)     The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate for the six months ended June 30, 2001 was 3.26%.

Part II   Other Information

ITEM 4.   Submission of Matters to a Vote of Security Holders

On May 31, 2001, the Company conducted its 2001 Annual Shareholders' Meeting in Oak Brook, Illinois, pursuant to a Notice of Meeting and Proxy Statement dated April 18, 2001.

Seven members of the Company's Board of Trustees were nominated and elected to serve a one-year term at such Annual Meeting. The following is a list of individuals who were nominated and elected to the Board of Trustees: James J. Brinkerhoff, Matthew S. Dominski, Patrick R. Hunt, Daniel E. Josephs, Daniel P. Kearney, Richard A. May, and Donald E. Phillips.

Issue:   Election of Directors

	Votes	Votes
Nominees:	For	Withheld	Total
James J. Brinkerhoff	12,410,573	178,250	12,588,823
Matthew S. Dominski	12,458,202	130,621	12,588,823
Patrick R. Hunt	12,479,182	109,641	12,588,823
Daniel E. Josephs	12,449,771	139,052	12,588,823
Daniel P. Kearney	12,475,070	113,753	12,588,823
Richard A. May	12,454,177	134,646	12,588,823
Donald E. Phillips	12,448,964	139,859	12,588,823

Three other matters were submitted to a vote at the Annual Meeting. The following is a brief description of the other matters voted upon at the Annual Meeting and of the voting on each matter.

1.	Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2001. The proposal was approved by the Company’s shareholders with the following vote totals: 12,554,798 for, 10,021 against and 24,004 abstentions.

2.	Approve the Amended and Restated Great Lakes REIT Equity and Performance Incentive Plan and an increase of 1,000,000 in the share reservation thereunder. The proposal was approved with the following vote totals: 8,565,969 for, 1,589,266 against and 40,701 abstentions.

3.	Shareholder proposal on the independence of the Chairman of the Board of Trustees. The proposal was defeated with the following vote totals: 1,499,023 for, 8,561,244 against and 135,667 abstentions.

RETURN TO INDEX

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are attached hereto:

Exhibit
Number	Description of Document
(b)	Reports on Form 8-K dated June 20, 2001 reporting the following item:
Item 5. Other Events- Mortgage Loan secured by Milwaukee Center, Milwaukee, Wisconsin
RETURN TO INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT.
(Registrant)

Date: August 9, 2001	/s/ James Hicks
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)