Form 10-Q
period 2001-09-30
GREAT LAKES REIT
filed 2001-11-09
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

/ /Transition Report Pursuant toSection 13 or 15(d)
of the Securities Exchange Act of 1934

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
              Yes  X     No

Number of shares of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of November 1, 2001: 16,547,079

                                Great Lakes REIT
                               Index to Form 10-Q
                               September 30, 2001

                                                                                   Page Number
                                                                                   -----------

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of September 30, 2001
                      and December 31, 2000                                             3

                      Consolidated Statements of Income
                      for the three months
                      ended September 30, 2001 and 2000                                 4

                      Consolidated Statements of Income for
                      the nine months ended September 30, 2001 and 2000                 5

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the nine months ended September 30, 2001                      6

                      Consolidated Statements of Cash Flows
                      for the nine months
                      ended September 30, 2001 and 2000                                 7

                      Notes to Consolidated Financial Statements                        8

         Item 2.      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                               12

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk       16

Part II - Other Information

         Item 6.      Exhibits and Reports on Form 8-K                                 17

Great Lakes REIT
Consolidated Balance Sheets (unaudited)
(In thousands, except per share data)                                             September 30,    December 31,
                                                                                ---------------------------------
                                                                                      2001             2000
                                                                                      ----             ----
Assets
Properties:
Land                                                                                      $65,014        $57,636
Buildings, improvements, and equipment                                                    456,477        400,058
                                                                                ---------------------------------
                                                                                          521,491        457,694
Less accumulated depreciation                                                              53,583         43,692
                                                                                ---------------------------------
                                                                                          467,908        414,002
Cash and cash equivalents                                                                   2,575            785
Real estate tax escrows                                                                       286            231
Rents receivable                                                                            7,906          7,728
Deferred financing and leasing costs, net of accumulated amortization                       6,916          5,893
Goodwill, net of accumulated amortization                                                   1,079          1,135
Other assets                                                                                2,725          1,836
                                                                                ---------------------------------
Total assets                                                                             $489,395       $431,610
                                                                                =================================

Liabilities and shareholders' equity
Bank loan payable                                                                        $112,650        $89,000
Mortgage loans payable                                                                    128,622         97,641
Bonds payable                                                                               3,960          4,270
Accounts payable and accrued liabilities                                                    4,788          5,950
Accrued real estate taxes                                                                  13,615         10,884
Dividends payable                                                                           6,701              -
Prepaid rent                                                                                3,368          2,599
Security deposits                                                                           1,867          1,514
                                                                                ---------------------------------
Total liabilities                                                                         275,571        211,858
                                                                                ---------------------------------
Minority interests                                                                            671            679
                                                                                ---------------------------------

Preferred shares of beneficial interest ($0.01 par value,
 10,000 shares authorized; 1,500 9 3/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share                                     37,500         37,500
 Liquidation Preference, issued and outstanding in 2001 and 2000)
Common shares of beneficial interest ($0.01 par value, 60,000 shares
 authorized; 18,301 and 18,275 shares issued in 2001 and 2000, respectively)                  183            183
Paid-in-capital                                                                           235,307        234,959
Retained earnings (deficit)                                                              (12,935)        (7,176)
Employee share loans                                                                     (20,206)       (20,096)
Deferred compensation                                                                     (2,399)        (2,623)
Treasury shares, at cost (1,583 shares in 2001, and 1,543 shares in 2000)                (24,297)       (23,674)
                                                                                ---------------------------------
Total shareholders' equity                                                                213,153        219,073
                                                                                ---------------------------------
Total liabilities and shareholders' equity                                               $489,395       $431,610
                                                                                =================================
The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
                                                                                   Three months ended September 30,
                                                                                ---------------------------------------
                                                                                       2001                2000
                                                                                       ----                ----

Revenues:
Rental                                                                                      $19,912            $19,004
Reimbursements                                                                                5,319              5,466
Parking                                                                                         120                 92
Telecommunications                                                                              153                112
Tenant service                                                                                  111                167
Interest                                                                                        383                442
Other                                                                                           124                121
                                                                                ---------------------------------------
Total revenues                                                                               26,122             25,404
                                                                                ---------------------------------------

Expenses:
Real estate taxes                                                                             4,221              3,348
Other property operating                                                                      6,778              6,677
General and administrative                                                                    1,210              1,354
Interest                                                                                      3,676              3,890
Depreciation and amortization                                                                 4,835              4,286
                                                                                ---------------------------------------
Total expenses                                                                               20,720             19,555
                                                                                ---------------------------------------
Income before allocation to minority interests                                                5,402              5,849
Minority interests                                                                               13                 14
                                                                                ---------------------------------------
Net income                                                                                    5,389              5,835
Income allocated to preferred shareholders                                                      914                914
                                                                                ---------------------------------------
Net income applicable to common shares                                                       $4,475             $4,921
                                                                                =======================================

Earnings per common share - basic                                                             $0.27              $0.30
                                                                                =======================================

Weighted average common shares outstanding - basic                                           16,580             16,634
                                                                                =======================================

Diluted earnings per common share                                                             $0.27              $0.29
                                                                                =======================================

Weighted average common shares outstanding - diluted                                         16,737             16,822
                                                                                =======================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
                                                                                   Nine months ended September 30,
                                                                                ---------------------------------------
                                                                                       2001                2000
                                                                                       ----                ----

Revenues:
Rental                                                                                      $58,839            $56,256
Reimbursements                                                                               15,577             16,066
Parking                                                                                         322                281
Telecommunications                                                                              384                300
Tenant service                                                                                  300                167
Interest                                                                                      1,167              1,276
Other                                                                                           471                422
                                                                                ---------------------------------------
Total revenues                                                                               77,060             74,769
                                                                                ---------------------------------------

Expenses:
Real estate taxes                                                                            12,036             10,431
Other property operating                                                                     19,353             19,110
General and administrative                                                                    3,835              3,925
Interest                                                                                     10,713             11,445
Depreciation and amortization                                                                13,997             12,585
                                                                                ---------------------------------------
Total expenses                                                                               59,934             57,496
                                                                                ---------------------------------------
Income before gain on sale of properties                                                     17,126             17,273
Gain on sale of properties, net                                                                   -              2,964
                                                                                ---------------------------------------
Income before allocation to minority interests                                               17,126             20,237
Minority interests                                                                               41                 48
                                                                                ---------------------------------------
Net income                                                                                   17,085             20,189
Income allocated to preferred shareholders                                                    2,742              2,742
                                                                                ---------------------------------------
Net income applicable to common shares                                                      $14,343            $17,447
                                                                                =======================================

Earnings per common share - basic                                                             $0.87              $1.06
                                                                                =======================================

Weighted average common shares outstanding - basic                                           16,572             16,483
                                                                                =======================================

Diluted earnings per common share                                                             $0.86              $1.05
                                                                                =======================================

Weighted average common shares outstanding - diluted                                         16,727             16,581
                                                                                =======================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
For the Nine Months Ended September 30, 2001 (in thousands)
--------------------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                          $37,500
--------------------------------------------------------------------------------
Balance at end of period                                                 37,500

Common Shares
Balance at beginning of period                                              183
Exercise of share options                                                     -
--------------------------------------------------------------------------------
Balance at end of period                                                    183

Paid-in capital
Balance at beginning of period                                          234,959
Exercise of share options                                                   348
--------------------------------------------------------------------------------
Balance at end of period                                                235,307

Retained earnings (deficit)
Balance at beginning of period                                          (7,176)
Net income                                                               17,085
Distributions/dividends                                                (22,844)
--------------------------------------------------------------------------------
Balance at end of period                                               (12,935)

Employee share loans
Balance at beginning of period                                         (20,096)
Repayment of share loans                                                    156
Exercise of share options                                                 (266)
--------------------------------------------------------------------------------
Balance at end of period                                               (20,206)

Deferred compensation
Balance at beginning of period                                          (2,623)
Amortization of deferred compensation                                       224
--------------------------------------------------------------------------------
Balance at end of period                                                (2,399)

Treasury shares
Balance at beginning of period                                         (23,674)
Purchase of treasury shares                                               (623)
--------------------------------------------------------------------------------
Balance at end of period                                               (24,297)
--------------------------------------------------------------------------------
Total shareholders' equity                                             $213,153
================================================================================
The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)
                                                                     Nine Months Ended September 30,
                                                                           2001              2000
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $17,085           $20,189
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                           13,997            12,585
   Gain on sale of properties                                                   -           (2,964)
   Other non cash items                                                       265               407
Net changes in assets and liabilities:
   Rents receivable                                                         (178)               445
   Real estate tax escrows and other assets                                 (937)             (358)
   Accounts payable, accrued expenses and other liabilities                  (40)             2,090
   Accrued real estate taxes                                                2,731           (2,496)
   Payment of deferred leasing costs                                      (1,277)           (1,408)
                                                                ------------------------------------
Net cash provided by operating activities                                  31,646            28,490
                                                                ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                   (57,038)           (9,928)
Additions to buildings, improvements and equipment                        (9,035)           (8,015)
Proceeds from property sales, net                                               -            12,144
Other investing activities
                                                                             (86)                 -
                                                                ------------------------------------
Net cash provided by (used in) investing activities                      (66,159)           (5,799)
                                                                ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                       238                57
Proceeds from bank and mortgage loans payable                             220,070             9,500
Distributions / dividends paid                                           (16,143)          (14,306)
Distributions to minority interests                                          (48)              (48)
Purchase of minority interests                                                  -             (258)
Purchase of treasury shares                                                 (624)             (316)
Payment of bank and mortgage loans and bonds                            (165,749)          (11,117)
Payment of deferred financing costs                                       (1,441)              (66)
                                                                ------------------------------------
Net cash provided by (used in) financing activities                        36,303          (16,554)
                                                                ------------------------------------
Net increase in cash and cash equivalents                                   1,790             6,137
Cash and cash equivalents, beginning of year                                  785             1,518
                                                                ------------------------------------
Cash and cash equivalents, end of quarter                                  $2,575            $7,655
                                                                ====================================

Supplemental disclosure of cash flow:
Interest paid                                                             $10,823           $11,399
                                                                ====================================

Non cash financing transactions:
Employee share loans                                                         $265            $2,515
                                                                ====================================

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

Great Lakes REIT
Notes to Consolidated Financial Statements
(Unaudited)
Dollars in thousands, except per share data

1.     Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the “Company”), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States. At September 30, 2001, the Company owned and operated 37 properties, primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office space to over 500 tenants that are engaged in a variety of businesses.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company’s most recent year-end audited financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, (the “2000 10-K”). In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 2000 10-K.

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

In 1999, the Company purchased an interest rate cap agreement that expired in June 2001 to hedge its exposure to increases in interest costs under its variable rate debt. During the nine months ended September 30, 2001, the Company recorded $78 of interest expense, which reduced the carrying value of the cap to -0-.

In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.51% per annum.

3.     Segment Information

The Company has two reportable segments, distinguished by property type. The property types are office and office service center which represent 89% and 11% (as measured by square feet) of the Company’s overall portfolio, respectively. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities, including food service areas, atriums and limited underground parking facilities. Office service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. As of September 30, 2001, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company’s portfolio and only 20 tenants individually represented more than 1% of the aggregate annualized base rent.

The Company evaluates performance and makes investment decisions in part based on net operating income, which is property revenues (rental and reimbursement income) less property operating expenses and real estate taxes. Net operating income is a widely-recognized industry measure of a property’s performance.

The following table represents a summary report of segment information for the three and nine months ended September 30, 2001 and 2000:

                                                           Three months ended Nine months ended
                                                                September 30, September 30,
                                                                ---------------------------
                                                  2001                 2000              2001            2000
Revenues
Office                                         $23,938              $22,783           $70,300         $67,567
Office service center                            1,293                1,648             4,116           5,013
Deferred rental revenues                             -                  222                 -             364
Interest and other                                 891                  751             2,644           1,824
                                   ------------------------------------------------------------------------------
  Total                                        $26,122              $25,404           $77,060         $74,768
                                   ==============================================================================

Net operating income
Office                                         $13,404              $13,235          $40,454          $39,611
Office service center                              828                1,171            2,573            3,429
                                   ------------------------------------------------------------------------------
  Total                                        $14,232              $14,406          $43,027          $43,040
                                   ==============================================================================

Depreciation
and amortization
Office                                          $4,382               $3,850          $12,653          $11,219
Office service center                              308                  298              916              957
Other                                              145                  138              428              409
                                   ------------------------------------------------------------------------------
  Total                                         $4,835               $4,286          $13,997          $12,585
                                   ==============================================================================

Interest expense
Office                                          $3,462              $3,499           $10,072          $10,294
Office service center                              214                 391               641            1,151
                                   ------------------------------------------------------------------------------
  Total                                         $3,676              $3,890           $10,713          $11,445
                                   ==============================================================================

Additions to properties
Office                                                    $33,054            $12,548           $65,471            $17,720
Office service center                                           -                 59               602                188
Other                                                           -                  2                 -                 35
                                                --------------------------------------------------------------------------
  Total                                                   $33,054            $12,609           $66,073            $17,943
                                                ==========================================================================

Income before allocation to
minority interests
Office net operating income                               $13,404            $13,235           $40,454            $39,611
Office service center net operating income                    828              1,171             2,573              3,429
Office interest expense                                   (3,462)            (3,499)          (10,072)           (10,294)
Office service center interest expense                      (214)              (391)             (641)            (1,151)
Office depreciation                                       (4,382)            (3,850)          (12,653)           (11,219)

Office service center depreciation                          (308)              (298)             (916)              (957)

Deferred rental revenues                                       -                 222                -                 364

Interest and other income                                     891                751             2,644              1,824
General and administrative                                (1,210)            (1,354)           (3,835)            (3,925)
Other depreciation                                          (145)              (138)             (428)              (409)
                                                --------------------------------------------------------------------------
  Income before allocation
  to minority interests                                    $5,402             $5,849           $17,126            $17,273
                                                ==========================================================================

Following is a summary of segment assets at September 30, 2001 and
December 31, 2000:
                                   September 30,             December 31,
                                   ----------------------------------------
                                          2001                2000
Assets
Office                                        $450,004            $394,972
Office service center                           24,291              24,782
Other                                           15,100              11,856
                                   ----------------------------------------
Total                                         $489,395            $431,610
                                   ========================================

4.     Long-Term Debt

The Company is a party to a $150,000 unsecured credit facility that matures on March 23, 2004. The interest rate on borrowings under the credit facility is LIBOR plus 1.0% to 1.2% depending on overall Company leverage. The credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service requirements, maximum liabilities to asset values, debt service coverage and net property operating income. The credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities.

On June 1, 2001 the Company entered into a $33,046 loan agreement with an institutional lender. The loan is secured by a first mortgage lien on its Milwaukee Center property, located in Milwaukee, Wisconsin, and bears interest at a fixed annual interest rate of 7.435% with a ten-year term. The net proceeds from the loan (approximately $33 million) were used to repay a portion of the Company’s unsecured credit facility.

5.     Property Acquisitions

On March 1, 2001, the Company acquired 1600 Corporate Center, a 252,000 square foot multi-story office building located in Rolling Meadows, Illinois, for a contract price of $26,000.

On August 10, 2001, the Company acquired Bannockburn Corporate Center, a 202,000 square foot multi-story office building located in Bannockburn, Illinois, for a contract price of $31,800.

6.     Restricted Share Grants

On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company, but may vest earlier in increments during the period ending December 31, 2002 if the Company achieves certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis, subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. The Company recorded compensation expense of $72 and $216 for the three and nine months ended September 30, 2001, respectively.

7.     Earnings per Share

The unvested restricted common share grants (166,664 shares at September 30, 2001) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at September 30, 2001, which are convertible to common shares on a one for one basis at the option of the holder.

8.     Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with these Statements.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of these Statements is expected to result in an increase in net income of $75 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

9.     Impairment of Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. Application of the provisions of this statement is not expected to affect the earnings and financial position of the Company.

10.     Commitments and Contingencies

In 2000, the Company entered into a contract to acquire a 99,500 square foot office building currently under construction in suburban Milwaukee for a contract price of $8,500. The Company’s total investment in this property, including tenant improvements, is expected to be $11,700. The Company has guaranteed a letter of credit in the amount of $2,000 to secure its obligations related to this property.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three and nine months ended September 30, 2001. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2000 10-K.

Overview

The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties located primarily in the Midwest region of the United States. At September 30, 2001, the Company owned and operated 37 properties, primarily located in suburban areas of Chicago, Detroit, Milwaukee, Columbus, Minneapolis, Denver and Cincinnati. The Company leases space to over 500 tenants that are engaged in a variety of businesses.

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

In analyzing the operating results for the three months ended September 30, 2001, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2000 are due principally to: (i) the addition of a full year’s operating results in 2001 of properties acquired in 2000 compared to the partial year’s operating results from the dates of their respective acquisitions in 2000, (ii) the addition of operating results of properties acquired in 2001 from the dates of acquisition, (iii) the effect of property dispositions in 2000 and (iv) changes in operations of properties during 2001 compared to 2000. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

                                                             Rental       Reimbursement   Real estate    Property
                                                             income       income          taxes          operating
                                                                                                         expenses

Increase due to properties
      acquired in 2000                                     $    111           $122          $240            $14
Increase due to properties acquired in 2001                   1,121            710           344            500
Effect of property dispositions in 2000                       (430)          (366)         (153)          (241)
Increase (decrease) in 2001 as compared
     to 2000                                                    106          (613)           442          (172)

Total                                                          $908         ($147)          $873           $101
                                                     ===================================================================

Telecommunications income increased by $41 during the quarter ended September 30, 2001 as compared to 2000 as the Company signed additional agreements subsequent to September 30, 2001.

Tenant service income decreased by $56 in the quarter ended September 30, 2001 as compared to 2000 as tenants use of additional services declined.

Interest income decreased by $59 during the quarter ended September 30, 2001, as compared to 2000 as the Company had a higher average cash balance in 2000 as compared to 2001.

General and administrative expenses decreased by $144 during the quarter ended September 30, 2001 as compared to 2000 due to decreased bonus compensation costs and decreased compensation expenses associated with the restricted share plan.

Interest expense declined by $214 during the quarter ended September 30, 2001 as compared to 2000 due to lower interest rates on amounts outstanding under its unsecured credit facility in 2001.

Depreciation and amortization expenses increased by $549 during the quarter ended September 30, 2001 as compared to 2000 because the Company had a gross book value of depreciable assets of $456,477 at September 30, 2001 as compared to $416,672 at September 30, 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2001

In analyzing the operating results for the nine months ended September 30, 2001, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2000 are due principally to: (i) the addition of a full year’s operating results in 2001 of properties acquired in 2000 compared to the partial year’s operating results from the dates of their respective acquisitions in 2000, (ii) the addition of operating results of properties acquired in 2001 from the dates of acquisition, (iii) the effect of property dispositions in 2000 and (iv) changes in operations of properties during 2001 compared to 2000. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

                                            Rental         Reimbursement     Real estate      Property
                                            income         income            taxes            operating
                                                                                              expenses

Increase due to properties
     acquired in 2000                         $   731           $647             $466             $329
Increase due to property acquired
     in 2001                                    2,067          1,448              716              887
Effect of property dispositions
     in 2000                                  (1,681)        (1,029)            (396)            (603)
Increase (decrease) in 2001
     as compared to 2000                        1,466        (1,555)              819            (370)
                                               ----------------------------------------------------------------
Total                                          $2,583         ($489)           $1,605             $243
                                              =================================================================

Telecommunications income increased by $84 during the nine months ended September 30, 2001 as compared to 2000 due to agreements signed in 2000 having nine months of revenue in 2001 compared to less than nine months of revenue in 2000.

Tenant service income increased by $133 in the nine months ended September 30, 2001 as the Company earned nine months of income in 2001 as compared to a partial period in 2000 since the Company commenced its efforts to increase this income in mid-2000.

Interest income decreased by $109 during the nine months ended September 30, 2001 as compared to 2000 as the Company had a higher average cash balance in 2000 as compared to 2001.

Interest expense declined by $732 during the nine months ended September 30, 2001 as compared to 2000 due to lower interest rates on its unsecured credit facility in 2001.

Depreciation and amortization expenses increased by $1,412 during the nine months ended September 30, 2001 as compared to 2000 because the Company had a gross book value of depreciable assets of $456,477 at September 30, 2001 as compared to $416,672 at September 30, 2000.

Segment Operations

The Company has two reportable segments, distinguished by property type. The property types are office and office service center. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes.

The net income for the office segment is as follows:

                                    Three months ended September 30             Nine months ended September 30
                                    -------------------------------             ------------------------------

                                      2001                   2000                 2001                   2000
                                      ----                   ----                 ----                   ----
Net operating income                $13,404                 $13,235              $40,454                 $39,611
Interest expense                    (3,462)                 (3,499)             (10,072)                (10,294)
Depreciation                        (4,382)                 (3,850)             (12,653)                (11,219)
                                    --------------------------------            ----------------------------------
Segment net income                  $ 5,560                 $ 5,886              $17,729                 $18,098
                                    ================================            ==================================

The decrease in the office segment net income for the three months and nine months ended September 30, 2001 as compared to 2000 was due to increased depreciation expense in 2001 as the Company had a higher gross book value of depreciable office assets in 2001 as compared to 2000.

The net income for the office service center segment is as follows:

                                    Three months ended September 30             Nine months ended September 30
                                    -------------------------------             ------------------------------

                                      2001                    2000                2001                   2000
                                      ----                    ----                ----                   ----
Net operating income                $ 828                  $ 1,171              $2,573                 $ 3,429
Interest expense                    (214)                    (391)               (641)                 (1,151)
Depreciation                        (308)                    (298)               (916)                   (957)
                                     ------------------------------             -------------------------------
Segment net income                  $ 306                 $    482              $1,016                  $1,321
                                    ===============================             ===============================

The decrease in segment net income for the three months and nine months ended September 30, 2001 as compared to 2000 was due to the sale of the Company’s Woodcreek office service center property in 2000 as well as decreases caused by declining occupancies in this property segment.

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

The Company is a party to a $150,000 unsecured credit matures on March 23, 2004. Borrowings under the credit facility bear interest at LIBOR plus 1.0% to 1.2%, depending on overall Company leverage. The credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities.

On June 1, 2001, the Company entered into a $33,046 loan agreement with an institutional lender. The loan is secured by a first mortgage lien on its Milwaukee Center property, located in Milwaukee, Wisconsin, and bears interest at a fixed annual interest rate of 7.435% with a ten-year term. The net proceeds from the loan (approximately $33 million) were used to repay a portion of the outstanding borrowings under the Company’s unsecured credit facility.

In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.51% per annum.

In 2001, the Company repurchased 223,400 common shares for $3,650 which completed the 250,000 common share repurchase plan authorized by the Board of Trustees in 2000.

The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through property dispositions and additional borrowings under its unsecured credit facility. The Company had $37,350 available for future borrowings under the credit facility at September 30, 2001.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

The Company entered into a contract in 2000 to acquire a 99,500 square foot office building, which was completed in June 2001, in suburban Milwaukee, Wisconsin, for a contract price of $8,500. The Company’s total investment in this property, including tenant improvements, is expected to be $11,700. The Company expects to acquire this property in early 2002. The Company has guaranteed a letter of credit in the amount of $2,000 to secure its obligations related to this property.

Forward-Looking Statements

Statements regarding the Company’s liquidity requirements and certain other statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be met. Various factors could cause actual results to differ materially from the Company’s expectations, including changes in interest rates, unexpected delays in project lease-up, changes in the local or national economies, unanticipated changes in the supply or demand for office space, increased sub-lease availability which could negatively impact space absorption, and other risks inherent in the real estate business. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements made in this report, the Company claims the protection of the safe harbor for forward-looking statements made in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements.

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

At September 30, 2001, the Company had $128,622 of fixed rate debt outstanding at an average rate of 7.07%. If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 52.5% of the Company’s long-term debt outstanding at September 30, 2001 was at fixed rates. The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

                                                       Interest Rate Sensitivity
                                                 Principal Amount by Expected Maturity
                                                         Average Interest Rate

                                    2001(1)         2002         2003         2004         2005   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable            $758      $3,174       $14,208       $5,814       $3,450     $101,218
     Average interest rate            7.02%        7.02%        7.07%        7.83%        6.93%        7.05%
Variable Rate (4)
     Bank loan payable                    -            -            -     $112,650            -            -
     Average interest rate (2)
     Bonds payable                        -         $340         $375         $415         $460       $2,370
     Average interest rate              (3)          (3)          (3)          (3)          (3)          (3)
(1)	For the period October 1, 2001 to December 31, 2001.

(2)	As of September 30, 2001, the interest rate on this debt was LIBOR + 1.1%. The average interest rate for the nine months ended September 30, 2001 was 6.06%.

(3)	The interest rate on the bonds payable is reset weekly. After factoring in credit enhancement costs for the bonds, the average interest rate for the nine months ended September 30, 2001 was 5.65%.

(4)	In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.51% per annum.

Part II Other Information

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
The following exhibits are attached hereto:

Exhibit
Number	Description of Document
(b)	Reports on Form 8-K:
Item 2 and Item 7.	Form 8-K dated August 24, 2001 Acquisition of Bannockburn Corporate Center
Item 2 and Item 7.	Form 8-K/A dated October 23, 2001 Acquisition of Bannockburn Corporater Center and 1600 Corporate Center and required financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT.
(Registrant)

Date: November 9, 2001	/s/James Hicks
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)