Form 10-K
period 2001-12-31
GREAT LAKES REIT
filed 2002-03-19
CIK 1063393

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14307

GREAT LAKES REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4238056
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 5, 2002, the aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant was $221,076,472.

        The number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of March 5, 2002 was 16,533,379.

        Documents Incorporated by Reference:

        Part III incorporates by reference portions of the Registrant's Proxy Statement (to be filed) related to the Annual Meeting of Shareholders to be held May 23, 2002.

GREAT LAKES REIT

        Form 10-K Annual Report—2001
Table of Contents

PART I

ITEM 1—BUSINESS

General

        Great Lakes REIT, a Maryland real estate investment trust that is the successor to a business that began operations in 1992 (the "Company"), is a fully integrated, self-administered and self-managed real estate company. As of December 31, 2001, the Company owned and operated 37 properties (the "Properties") in the Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati areas (the "Current Markets"). The Properties contain approximately 5.4 million rentable square feet leased to more than 500 tenants with a weighted average occupancy rate of approximately 88% as of January 1, 2002. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"). The Company conducts substantially all of its operations through Great Lakes REIT, L.P. (the "Operating Partnership"), of which the Company is the sole general partner. All references to the "Company" in this Form 10-K include the Company and the Operating Partnership unless the context otherwise requires.

Business Strategy

        The Company's primary business strategy is to acquire, own and operate well-located, under-performing suburban office properties generally located in the Current Markets at attractive yields and to increase cash flow and property value by implementing a comprehensive operating strategy. The Company's operating strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. The Company seeks to establish itself as one of the suburban office property owner/operators of choice in the markets it serves and to maximize tenant retention.

        The Company also intends to pursue limited new property development opportunities that are otherwise consistent with the Company's overall business strategy. In January 2002, the Company acquired a 99,500 square foot office building in suburban Milwaukee that was completed in June 2001. The Company had contracted to acquire this property in 2000 before the start of its construction. The Company also intends to enhance its leasing flexibility by offering build-to-suit development options to current and prospective tenants who require space that is otherwise unavailable in a particular market. In addition, the Company will continue to pursue the redevelopment of older properties in attractive locations.

        The Company continues to evaluate acquisition opportunities in certain urban and central business areas in the Current Markets. In the event an appropriate acquisition opportunity is identified that is consistent with the other elements of the Company's primary business strategy, the Company may acquire properties located in select urban or central business district areas.

        The Company will continue to engage in strategic dispositions of select properties. The Company typically seeks to dispose of properties when one or more of the following conditions is present: (i) market prices are at or near replacement cost; (ii) property occupancy is high and there is limited potential to increase cash flow and property value within a reasonable period; (iii) the Company believes that its capital can be re-deployed to investment properties with higher long-term returns; and (iv) ownership of the Property is no longer consistent with the Company's business strategy. The Company did not sell any properties in 2001, but did sell two properties in 2000 aggregating 310,000 square feet and five properties in 1999 aggregating 345,000 square feet resulting in net sales proceeds of $39.6 million and $22.7 million in 2000 and 1999, respectively. The Company has identified several small, non-core assets that it expects will be sold during 2002. The Company has not entered into any definitive agreements with respect to any such disposition opportunities and there can be no assurances that the Company will consummate any such dispositions. In addition, over the next several years, the Company expects to exit certain Current Markets where it does not have a significant presence.

Financing Strategy

        The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 40% to 50%; (ii) extending and sequencing the maturity dates of its debt; (iii) focusing on borrowing at fixed rates; (iv) pursuing debt financings and refinancings on a secured or unsecured basis; and (v) maintaining relatively conservative debt service and fixed charge coverage ratios. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has a $150 million unsecured credit facility that is generally used for short-term funding of acquisition of additional properties and for working capital requirements. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest in the Operating Partnership plus outstanding indebtedness) at December 31, 2001 was 45.9%.

Competition

        All of the Properties are located in competitive markets. The properties with which the Company competes for tenants are generally owned by institutional investors, other REITs or local real estate operators, however, no single competitor or small group of competitors is dominant in any of the Current Markets. In addition, the Company may be competing with other owners and operators that have greater financial resources and more experience than the Company. An increase in the supply and a decrease in the demand for rental properties with characteristics similar to those of the Properties may adversely affect rental rates or the Company's ability to lease space at the Properties or any newly acquired properties. During 2001, vacancy rates in the Current Markets trended upward due to both increases in the supply and decreases in demand for office space within the Current Markets. The Company currently expects that such vacancy rate increases will affect the ability of all property owners within the Current Markets, including the Company, to increase rental revenues until such time as vacancy rates begin to trend downward.

Insurance

        The Company carries comprehensive liability, casualty, pollution, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. There is, in 2002, no exclusion in the Company's casualty insurance policy for damage caused by acts of terrorism. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in any of the Properties, as well as the anticipated future revenues from such Property and, in the case of recourse debt, the Company would remain obligated for any mortgage debt or other financial obligations related to such Property. Any such loss would adversely affect the Company. Moreover, as the general partner of the Operating Partnership, the Company will generally be liable for any of the Operating Partnership's unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured; however, no assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

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

        During the last six years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the University Office Plaza property (the Phase I Assessments and the Phase II Assessment are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessment and certain limited sampling in connection with underground tank and/or piping removals at the Arlington Ridge Service Center and One Park Plaza properties, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

Other Matters

        The Company's operations are not dependent on a single or few customers; no single customer accounts for more than 5% of the Company's total revenue. The Company's operations are not subject to significant seasonal fluctuations. As of December 31, 2001, the Company employed 99 persons, none of whom is represented by a collective bargaining unit.

        For additional information about the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments, see Item 8, "Financial Statements and Supplementary Data."

ITEM 2—PROPERTIES

General

        As of December 31, 2001, the Company owned 37 properties containing approximately 5.4 million square feet. The Properties consist primarily of Class A and Class B suburban office properties, which range in size from approximately 36,000 to 375,000 rentable square feet. The Properties consist of 31 suburban office properties, two central business district office buildings, and 4 office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 37 Properties are located primarily in the suburban areas of Chicago (16), Milwaukee (7), Detroit (6), Columbus (4), Minneapolis (2), Denver (1) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and providers of food and beverage service.

        Management believes that the location and quality of construction of the Properties, as well as the Company's reputation for providing superior tenant service, enable the Company to attract and retain a diverse tenant base. As of December 31, 2001, the Properties were leased to more than 500 tenants, no single tenant accounted for more than 3.2% of the aggregate annualized base rent of the Company's portfolio and only 17 tenants individually represented more than 1% of such aggregate annualized base rent.

        The following sets forth information regarding the Company's leases with its largest tenants based upon annualized base rent as of January 1, 2002:

	Number of Leases	Remaining Lease Term in Months(1)	Annualized Gross Rents (000s)	Percentage of Aggregate Portfolio Annualized Gross Rent	Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet
BNY Clearing Services, LLC	1	20	$3,163	3.19%	99,163	2.07%
ABN AMRO Mortgage Group, Inc.	1	30	2,297	2.32%	121,022	2.52%
Metropolitan Life Insurance Company	3	12	2,053	2.07%	91,794	1.91%
The Medstat Group	1	83	1,968	1.99%	116,007	2.42%
Ameritech Mobile Communications, Inc.	3	3	1,838	1.85%	90,982	1.90%
Community Insurance Company	1	23	1,618	1.63%	77,206	1.61%
Ernst & Young, LLP	1	23	1,580	1.59%	58,859	1.23%
United HealthCare Services
of Minnesota, Inc.	1	50	1,544	1.56%	90,052	1.88%
Legion Insurance Company	1	50	1,462	1.48%	58,642	1.22%
CH2M Hill, Inc.	1	10	1,447	1.46%	65,428	1.36%
Merrill Lynch, Pierce, Fenner & Smith Inc.	3	58	1,231	1.24%	59,742	1.24%
General Services Administration	2	9	1,215	1.23%	55,995	1.17%
AT&T Corporation	2	12	1,190	1.20%	61,428	1.28%
PrairieComm Inc.	1	48	1,075	1.09%	39,864	0.83%
American Express	2	22	1,013	1.02%	40,590	0.85%
Jones Cyber Solutions	1	49	1,012	1.02%	43,105	0.90%
Motorola, Inc.	2	18	987	1.00%	35,525	0.74%

Total/Weighted Average	24	32	$26,693	26.94%	1,205,404	25.13%

(1)
Weighted average calculation based on aggregate leased square footage for each tenant.

        The following table sets forth certain of the information as of January 1, 2002 regarding the Properties.

Property location	Property Type	Ownership Interest	Company Ownership %	Year Built	Date Acquired	Land Area in Acres	Square footage	Occupancy 1/1/02	Encumbrance (000's omitted)
SUBURBAN CHICAGO
1900 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1980	Dec-96	12.9	266,910	97.9%	—
1600 Golf Rd. Rolling Meadows, IL	Multi-story Office	Fee	100%	1986	Mar-01	6.0	252,476	85.7%	$16,750
1750 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1985	Sep-97	7.7	212,212	100.0%	—
3000 Lakeside Dr. Bannockburn, IL	Multi-story Office	Fee	100%	1997	Aug-01	15.1	202,218	81.5%	—
1011 East Touhy Ave. Des Plaines, IL	Multi-story Office	Fee	100%	1978	Dec-93	5.3	153,777	87.9%		(1)
3030 Warrenville Rd. Lisle, IL	Multi-story Office	Fee	100%	1988	Sep-98	15.8	149,494	87.8%	—
1920 & 1930 Thoreau Dr. Schaumburg, IL	Single-story Office	Fee	100%	1986	Aug-00	8.7	109,647	81.6%	$6,250
1660 Feehanville Dr. Mount Prospect, IL	Multi-story Office	Fee	100%	1989	Aug-95	7.3	85,487	100.0%	—
175 E. Hawthorn Pkwy. Vernon Hills, IL	Multi-story Office	Fee	100%	1987	Sep-94	4.6	84,555	84.6%		(1)
3400 Dundee Rd. Northbrook, IL	Multi-story Office	Fee	100%	1986	Oct-93	2.6	75,897	90.9%		(1)
191 Waukegan Rd. Northfield, IL	Multi-story Office	Fee	100%	1983	Sep-98	3.5	62,081	68.9%	—
823 Commerce Dr. Oak Brook, IL	Multi-story Office	Fee	100%	1969	Nov-95	2.6	45,098	86.5%	—
Two Marriott Dr. Lincolnshire, IL	Single story Office	Fee	100%	1985	Jul-96	3.4	41,500	100.0%		(1)
160-185 Hansen Ct. Wood Dale, IL	Single story Office/Office service	Fee	100%	1986	Jan-94	10.6	113,941	70.0%	—
3455, 3550, 3555 Salt Creek Ln. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1984	Oct-97	8.7	98,382	62.0%	—
601 Campus Dr. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1987	May-93	6.0	96,219	79.0%		(1)
SUBURBAN MILWAUKEE
111 East Kilbourn Ave. Milwaukee, WI	Multi-story Office	Fee	100%	1988	Apr-98	0.6	373,429	97.3%	$32,897
11270 W. Park Place Milwaukee, WI	Multi-story Office	Fee	100%	1984	Sep-95	7.9	198,304	51.1%		(1)
2514 S. 102nd St. & 10150 W. National Ave. West Allis, WI	Multi-story Office	Fee	100%	1987	Nov-96	6.8	120,937	85.7%		(1)
150, 175, 250 Patrick Blvd. Brookfield, WI	Single story Office/Office service	Fee	100%	1987	Jun-94	12.0	116,299	69.5%	$2,857
N17W24222 Riverwood Dr. Pewaukee, WI	Multi-story Office	Fee	100%	1999	Dec-99	8.8	96,956	94.9%	—
375 Bishop's Way Brookfield, WI	Multi-story Office	Fee	100%	1987	Apr-97	4.1	53,747	87.9%	—
11925 W. Lake Park Dr. Milwaukee, WI	Single story Office	Fee	100%	1989	Jun-93	3.4	36,037	79.3%		(1)

SUBURBAN MINNEAPOLIS/ ST. PAUL
2550 University Ave. W St. Paul, MN	Multi-story Office	Fee	100%	1916	Dec-96/ Jul-98	4.4		322,422	95.7%	—
2221 University Ave. SE Minneapolis, MN	Multi-story Office	Fee	100%	1979	May-95	2.8		97,388	68.3%	$3,960
SUBURBAN DETROIT
777 East Eisenhower Pkwy. Ann Arbor, MI	Multi-story Office	Fee	100%	1975	Dec-97	23.6		280,585	99.0%	—
32255 Northwestern Hwy. Farmington Hills, MI	Multi-story Office	Fee	100%	1986	Dec-97	12.9		230,345	96.7%	$11,308
305, 315 & 325 Eisenhower Pkwy. Ann Arbor, MI	Multi-story Office	Fee	100%	1983- 1989	May-99	17.9		179,451	84.6%	—
1301 W. Long Lake Rd. Troy, MI	Multi-story Office	Fee	100%	1988	Nov-96	11.5		170,457	90.2%		(1)
No. 40 Oak Hollow Southfield, MI	Multi-story Office	Fee	100%	1989	Dec-96	5.7		81,088	100.0%		(1)
24800 Denso Dr. Southfield, MI	Multi-story Office	Fee	100%	1987	Aug-95	10.5		79,550	92.5%		(1)
SUBURBAN COLUMBUS
655 Metro Place South Dublin, OH	Multi-story Office	Fee	100%	1986	Sep-97	15.0		215,676	90.0%	—
175 South Third St. Columbus, OH	Multi-story Office	(2)	100%	1981	Jan-98	0.5	(2)	197,409	94.3%	—
425 Metro Place North Dublin, OH	Multi-story Office	Fee	100%	1982	Sep-97	6.3		101,592	81.4%	—
4860-5000 Blazer Memorial Pkwy. Dublin, OH	Single story Office/Office service	Fee	100%	1986	Sep-96	13.7		124,929	86.9%	—
SUBURBAN CINCINNATI
30 Merchant St. Springdale, OH	Multi-story Office	Fee	100%	1988	Apr-96	5.9		95,910	100.0%	—
SUBURBAN DENVER
116 Inverness Dr. East Englewood, CO	Multi-story Office	Fee	100%	1984	May-98	7.4		205,716	100.0%	$11,660

Totals								5,428,121	88.4%

Footnotes: (dollars in thousands)

(1)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $69,146 at December 31, 2001.

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

        Lease Distributions. The following table sets forth information relating to the distribution of the Company's leases based on rentable square feet under lease, as of January 1, 2002.

Square Feet Under Lease	Percentage Of Aggregate Portfolio Leased Square Feet	Annualized Base Rent (000's omitted)	Percentage Of Aggregate Portfolio Annualized Base Rent
2,500 or Less	6.1%	$5,055	6.3%
2,501—5,000	11.4%	9,580	11.9%
5,001—7,500	9.1%	7,105	8.8%
7,501—10,000	5.6%	3,994	5.0%
10,001—20,000	19.0%	15,110	18.8%
20,001—40,000	21.9%	15,839	19.7%
40,001 +	26.9%	23,693	29.5%
Totals	100.0%	$80,376	100.0%

        Lease Expirations—Portfolio Total. The following table sets forth a summary schedule of the lease expirations for leases on the Properties in place as of January 1, 2002, assuming that none of the tenants exercises renewal options or termination rights, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Leased Square Footage	Annualized Base Rent of Expiring Leases (000's omitted) At Expiration	Percentage of Total Annualized Base Rent
2002	936,006	19.9%	$16,615	20.7%
2003	1,089,828	23.1%	20,397	25.4%
2004	783,910	16.6%	12,667	15.7%
2005	554,853	11.8%	8,804	10.9%
2006	542,369	11.5%	9,715	12.1%
2007	306,003	6.5%	3,794	4.7%
2008	241,225	5.1%	3,869	4.8%
2009	97,498	2.1%	1,654	2.1%
2010	140,576	3.0%	2,456	3.1%
2011	18,579	0.4%	405	0.5%
Totals	4,710,847	100.0%	$80,376	100.0%

        The following table combines certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

	1997	1998	1999	2000	2001
Aggregate rentable square footage of expiring leases (1)	347,150	703,759	611,274	836,284	864,843
Aggregate rentable square footage of lease renewals	175,247	410,752	422,940	492,569	485,177
Percentage of expiring rentable square footage renewed	50%	58%	69%	59%	56%

(1)
The aggregate rentable square footage of expiring leases excludes those leases for tenants that vacated subsequent to the Company's acquisition of a property where the Company believes the decision to vacate was made prior to the Company's acquisition of the property.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2001, the Company was not a party to any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Trustees. The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Present Position and Offices With the Company
Richard A. May	57	Chief Executive Officer and Chairman of the Board of Trustees
Patrick R. Hunt	48	President, Chief Operating Officer and Trustee
Richard L. Rasley	45	Executive Vice President, Secretary, Co-General Counsel
James Hicks	46	Chief Financial Officer and Treasurer
Raymond M. Braun	42	Chief Investment Officer
Kim S. Mills	53	Senior Vice President—Leasing
Edith M. Scurto	36	Senior Vice President—Property Management

        Richard A. May.    Mr. May co-founded the Company in 1992 and has served as principal executive officer and as Chairman of the Board of Trustees of the Company since its inception. Mr. May is currently the Chairman of the Board and Chief Executive Officer of the Company. In 1986, Mr. May co-founded Equity Partners Ltd. ("the Advisor") and, from 1987 until April 1, 1996, Mr. May was an officer and shareholder of the Advisor. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive National Association of Securities Dealers, Inc. ("NASD") licenses. He is also a member of National Association of Real Estate Investment Trusts ("NAREIT"). Mr. May received his Bachelor's Degree in mechanical engineering from the University of Illinois and his M.B.A. degree from The University of Chicago.

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

        Richard L. Rasley.    Mr. Rasley co-founded the Company in 1992 and has served as an officer of the Company since its inception. Mr. Rasley is currently the Executive Vice President, Co-General Counsel and Secretary of the Company and has general supervisory responsibility for administrative and legal matters. From 1987 until April l, 1996, Mr. Rasley was an officer and shareholder of the Advisor. Mr. Rasley is a Certified Public Accountant, holds several inactive NASD licenses, and is a member of the Illinois Bar and NAREIT. Mr. Rasley received his Bachelor's Degree from the University of Iowa and his M.B.A. and J.D. degrees from the University of Illinois.

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

        As of March 5, 2002, there were approximately 346 holders of record of the Common Shares, which excludes beneficial owners of shares registered in nominee or street name.

        The table below sets forth for the periods indicated, the reported high and low sale prices of the Common Shares on the NYSE Composite Tape and the quarterly dividends per share paid by the Company on such shares.

2001	1Q	2Q	3Q	4Q	2000	1Q	2Q	3Q	4Q
High	$18.31	$18.30	$18.58	$17.00	High	$16.38	$17.50	$19.25	$17.94
Low	$15.81	$16.70	$15.30	$14.89	Low	$14.25	$14.19	$17.00	$16.31
Dividend	$.40	$.40	$.40	$.40	Dividend	$.34	$.36	$.36	$.85

        The Company has elected to be treated as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute to shareholders at least 90% of its taxable income and to meet certain asset and income tests as well as certain other requirements. The Company's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting the Company to retain funds for capital improvements and other investments while funding its distributions.

        For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholder's basis in his or her Common Shares for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder's shares. The Company annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2001, 2000 and 1999:

	2001	2000	1999
Ordinary income	100%	66.0%	81.2%
Unrecaptured Section 1250 gains	—	4.7%	2.4%
20% rate capital gains	—	29.3%	16.4%

	100%	100%	100%

ITEM 6—SELECTED FINANCIAL DATA

        The following sets forth selected financial and operating information for the Company for each of the periods and dates indicated. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 has been derived from the Company's financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected financial and operating information for the Company at December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 has been derived from the Company's audited financial statements.

	Years ended December 31,
	2001	2000	1999	1998	1997
Operating Data:
Total revenue	$103,146	$100,529	$95,431	$80,898	$47,663
Expenses:
Real estate taxes and other property operating	42,299	39,669	40,209	33,652	19,660
General and administrative	4,992	5,555	4,692	4,958	3,379
Interest	14,331	15,193	14,009	12,339	4,308
Depreciation and amortization	19,852	16,975	15,901	13,092	8,200
Income before gain on sale of properties	21,672	23,137	20,620	16,857	12,116
Gain on sale of properties, net	—	11,134	8,076	—	—
Income before allocation to minority interests	21,672	34,271	28,696	16,857	12,116
Minority interests	52	82	98	61	11
Net income	21,620	34,189	28,598	16,796	12,105
Income allocated to preferred shareholders	3,656	3,656	3,656	163	—
Net income applicable to common shares	$17,964	$30,533	$24,942	$16,633	$12,105
Per Common Share Data:
Net income:
Basic	$1.09	$1.85	$1.51	$0.99	$0.92
Diluted	$1.08	$1.84	$1.51	$0.98	$0.91
Dividends	$1.60	$1.91	$1.34	$1.24	$1.20
Weighted average shares outstanding:
Basic	16,520	16,531	16,471	16,793	13,140
Diluted	16,655	16,631	16,554	16,974	13,305
Balance Sheet Data (at December 31):
Properties, net of accumulated depreciation	$465,746	$414,002	$438,177	$426,606	$285,941
Total assets	486,492	431,610	455,202	443,689	297,137
Total debt	257,078	190,911	211,663	193,623	95,098
Total liabilities	277,916	211,858	234,317	213,437	109,732
Shareholders' equity	207,894	219,073	219,934	229,087	187,092
Other data:
Cash flows provided by operating activities	$40,118	$35,543	$36,124	$30,332	$21,429
Cash flows provided by (used in) investing activities	(69,093)	20,483	(18,961)	(139,052)	(104,057)
Cash flows provided by (used in) financing activities	31,086	(56,759)	(18,111)	109,749	82,377
Funds from operations (unaudited)(1)	37,271	35,808	32,178	29,054	19,862
Number of properties owned at year end (unaudited)	37	35	36	40	34
Total square feet of properties owned at year end (unaudited)	5,428	4,971	5,165	5,232	3,988
Occupancy rate of properties owned at year end (unaudited)	88%	92%	94%	95%	93%

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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

Results of Operations

Trends

        In 2001, occupancy rates in the Current Markets declined due to increases in supply and decreases in demand for office space. The Company's properties were affected by this market trend and as a result, the overall portfolio occupancy of the Company's properties declined from 92% at the end of 2000 to 88% at the end of 2001. Occupancy declines in the Company's portfolio of properties adversely impact the Company's revenue growth. The Company does not expect that the overall market trends will change in 2002. As a result, the Company expects that overall portfolio occupancy will decline to approximately 84% at the end of 2002 and that revenues and net income will decrease slightly in 2002 as compared to 2001.

        As of March 5, 2002, several tenants were in default under their leases for failure to make rent payments. The largest of these tenants, an affiliate of PSINet, Inc., that occupies 31,600 square feet in one of our Minneapolis area properties, is not expected to meet its rent payment obligations. In addition, several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company's revenue in 2002.

Critical Accounting Policies

Allowance for doubtful accounts—methodology

        We evaluate whether accounts receivable from tenants are collectible using the specific identification method. In circumstances where a specific tenant has defaulted on its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we think will be collected. If a tenant's circumstances change (an unexpected material adverse change in a tenant's financial condition that precludes them from meeting their financial obligations), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Revenue recognition—reimbursement income

        Under the terms of our tenant leases, tenants pay a portion of the real estate taxes and property operating expenses of the property they occupy to us as reimbursement income. Tenants generally pay an estimate of these amounts to us monthly. As of December 31 of each year, we record as a receivable any additional amounts due in excess of the monthly estimates paid to us by the tenant even though the amount due will not be billed to the tenant until the next calendar year. Such amounts recorded do vary from the actual amounts billed to the tenants but the differences in prior years have not been material.

Accrued real estate taxes—use of estimates

        For certain properties owned by us, real estate taxes for the current calendar year are not due and payable until the next calendar year. We estimate the amounts due the local taxing authorities based on historical trends for a particular property or local area. We also use information from our consultants who review the methodology used by the local taxing authorities to determine the real estate taxes we owe. If a local taxing authority were to change the methodology it uses to determine real estate taxes, the amounts estimated to be paid in future years could vary from our estimates.

Fair value of interest rate swap agreements

        We value these agreements based on information provided to us by a third party. If we were to use a different party to help us value these agreements, the fair value could materially change.

Accounting for employee share options

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant. Net income and earnings per share would vary from amounts reported if we followed FASB Statement 123 "Accounting for Stock-Based Compensation," and accounted for our employee share options under the fair value method of that Statement.

2001 Compared to 2000

        During 2001, the Company acquired two properties. The operating results of these properties were included in the Company's financial statements from the dates of acquisition. In addition, the Company sold two properties in 2000. In 2000, the Company acquired one property, and in 2001 a full year of operations of this property was included in the Company's financial statements. In analyzing the 2001 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2000 were principally due to: (i) the addition of operating results from the properties acquired in 2001 from the dates of acquisition, (ii) the addition of a full year's operating results in 2001 of the property acquired in 2000 compared to the partial year's operating results from the date of its acquisition in 2000, (iii) the effect of property dispositions in 2000 and (iv) increases or decreases on properties owned in both 2001 and 2000. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties. A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2001 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses
Increase due to 2001 acquisitions	$3,486	$2,372	$1,264	$1,601
Increase due to inclusion of full year of properties acquired in 2000	815	688	503	298
Property dispositions in 2000	(1,971)	(1,279)	(486)	(757)
Increase (decrease) in 2001 compared to 2000	925	(2,414)	962	(755)

Total	$3,255	$(633)	$2,243	$387

        Telecommunications income increased by $42, or 10%, in 2001 to $467 as compared to $425 in 2000. Two companies that had signed rooftop license agreements declared bankruptcy in 2001 which adversely impacted telecommunications revenue in 2001.

        Tenant service income increased by $44, or 11%, to $437 in 2001 as compared to $393 in 2000 commensurate with the increase in the number of properties owned by the Company.

        Interest income decreased by $202, or 12%, to $1,532 in 2001 as compared to $1,734 in 2000 principally because the Company did not have any disposition proceeds from property sales in 2001 available to earn interest pending reinvestment in other properties or distribution to shareholders.

        General and administrative expenses decreased by $563, or 10%, to $4,992 in 2001 as compared to $5,555 in 2000 primarily due to reduced expenses associated with the restricted share plan ($239) and decreased compensation expenses ($324) in 2001.

        Interest expense decreased by $862, or 6%, to $14,331 in 2001 as compared to $15,193 in 2000 due to lower average interest rates on the Company's unsecured line of credit during 2001.

        Depreciation and amortization expense increased by $2,877, or 17%, to $19,852 in 2001 compared to $16,975 in 2000 as the weighted-average gross book value of properties depreciated was greater in 2001 than in 2000. The Company acquired properties for a contract price of $56,759 in 2001 as compared to acquisitions totaling $9,490 in 2000.

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

The net income for the office segment was as follows:

	Years ended December 31,
	2001	2000
Net operating income	$56,349	$53,966
Interest expense	(13,520)	(14,066)
Depreciation	(17,744)	(15,300)

Segment net income	$25,085	$24,600

The increase in the office segment net income for the year ended December 31, 2001 as compared to 2000 was primarily due to reduced interest expense in 2001 on the Company's unsecured line of credit.

The net income for the office service center segment was as follows:

	Years ended December 31,
	2001	2000
Net operating income	$3,140	$4,412
Interest expense	(811)	(1,127)
Depreciation	(1,535)	(1,127)

Segment net income	$794	$2,158

The decrease in segment net income for the year ended December 31, 2001 as compared to 2000 was due to the sale of the Company's Woodcreek office service center property in 2000 as well as decreases caused by declining occupancies in this property segment.

2000 Compared to 1999

        During 2000, the Company acquired one property. The operating results of this property were included in the Company's financial statements from the date of its acquisition. In addition, the Company sold two properties in 2000. In 1999, the Company acquired two properties, and in 2000 a full year of operations of these properties was included in the Company's financial statements. In analyzing the 2000 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 1999 were principally due to: (i) the addition of operating results from the property acquired in 2000 from the date of its acquisition, (ii) the addition of a full year's operating results in 2000 of properties acquired in 1999 compared to the partial year's operating results from the dates of their respective acquisitions in 1999, (iii) the effect of property dispositions in 2000 and 1999 and (iv) improved operations of properties during 2000 compared to 1999. A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2000 follows:

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

        Interest income increased by $450, or 35%, to $1,734 in 2000 as compared to $1,284 in 1999 principally because of increased interest earned from employee share loans as the average amount outstanding on these loans increased in 2000 as compared to 1999 and interest earned on disposition proceeds held pending reinvestment in additional properties or distribution to shareholders.

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

        The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through targeted property dispositions and additional borrowings. The Company's unsecured credit facility matures March 23, 2004 and has a maximum amount available of $150,000. The interest rate on borrowings under the unsecured credit facility is LIBOR plus 1.0% to 1.2% depending on the Company's overall leverage. The unsecured credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The unsecured credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities. At December 31, 2001, the Company had $47,750 available for future borrowings under the unsecured credit facility.

        In June 2001, the Company entered into a $33,046 loan agreement with an institutional lender. The loan is secured by a first mortgage lien on its Milwaukee Center property, located in Milwaukee, Wisconsin, and bears interest at a fixed annual interest rate of 7.435% with a ten-year term. The net proceeds from the loan (approximately $33,000) were used to repay a portion of the outstanding borrowings under the Company's unsecured credit facility.

        In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.73% per annum.

        In December 2001, the Company entered into two loan agreements with an institutional lender totaling $23,000. One loan in the amount of $6,250 is secured by a first mortgage lien on the Company's Woodfield Green property located in Schaumburg, Illinois. The other loan in an amount of $16,750 is secured by a first mortgage lien on the Company's 1600 Corporate Center property located in Rolling Meadows, Illinois. Both loans bear interest at 6.65% per annum and have a term of five years. The net proceeds from the loans (approximately $23,000) were used to repay a portion of the outstanding borrowings under the Company's unsecured credit facility.

        The next significant maturity of the Company's long-term debt is $11,100 in January 2003. The loan is secured by a first mortgage on Tri Atria Center located in Farmington Hills, Michigan. The carrying value of this property was approximately $23,400 at December 31, 2001, and the Company expects to refinance the amount due in 2002.

        The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

        During 2001, the Company repurchased 228,400 of its common shares for an aggregate purchase price of $3,650, which completed all authorized share repurchase activities. Funds for the share repurchases came from borrowings under the Company's unsecured credit facility and working capital.

Statements of Cash Flows

  2001 Compared to 2000

        Cash provided by operating activities increased by $4,575 as compared to 2000 because the Company acquired two properties during 2001 aggregating 452,000 square feet that offset the impact of declining occupancy on cash flow from operations.

        Net cash used in investing activities increased by $89,576 as compared to 2000 as Company acquired two properties in 2001 at a cost of $56,759 compared to one property in 2000 at a cost of

$9,490. In addition, the Company did not sell any properties in 2001 as compared to $39,620 of disposition proceeds generated from property sales in 2000.

        Net cash provided by financing activities increased by $87,845 as compared to 2000 as the Company increased its long-term debt outstanding to finance the acquisition of properties in 2001.

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

Forward-Looking Statements

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The statements included in this annual report on Form 10-K regarding anticipated results for future periods, the expectations regarding future property dispositions and acquisitions, future portfolio occupancy rates, expectations regarding local real estate market developments and the economic characteristics of the markets in which the Company operates, are "forward-looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Though these statements are based on risks, assumptions and other factors that management believes to be reasonable, actual results may differ from those expected or implied by the "forward-looking statements." Key factors that could lead to a variance include additional property acquisition, development or disposition activity and variances in the timing of property purchases and sales, changes in interest rates, the Company's ability to lease vacant space or renew expiring leases at acceptable rates, unexpected variances in leasing activities due to unanticipated competition from other properties or changes in tenant demand, downturns in the local or national economies and other risks inherent in the real estate business. For further information, reference should be made to the other reports and information that Great Lakes REIT has filed and may file with the Securities and Exchange Commission.

ITEM 7(a)—MARKET RISK (Dollars in thousands)

        The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

        The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

        The Company's variable rate debt under the credit facility bears interest at LIBOR plus 1% to 1.2% per annum depending on the Company's overall leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease the Company's interest expense and increase its cash flow. In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.73% per annum.

        At December 31, 2001, the Company had $200,868 of fixed rate debt outstanding at an average rate of 6.31% (including the effect of the two swap agreements). If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

        In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 78% of its long-term debt outstanding at December 31, 2001 at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

        A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	2002	2003	2004	2005	2006	Thereafter
Liabilities:
Fixed Rate
Mortgage loans payable	$3,743	$14,717	$6,465	$4,146	$24,162	$97,635
Average interest rate	6.96%	7.05%	7.71%	6.88%	6.69%	7.05%
Fixed Rate
Bank loan payable subject to interest rate swap(1)	—	—	$25,000	—	—	—
Bank loan payable subject to interest rate swap(2)	—	—	$25,000	—	—	—
Average interest rate(3)
Variable Rate
Bank loan payable	—	—	$52,250	—	—	—
Average interest rate(4)
Bonds payable	$340	$375	$415	$460	$505	$1,865
Average interest rate	(5)	(5)	(5)	(5)	(5)	(5)

(1)
The maximum interest rate is 4.12% per annum until December 2003.

(2)
The maximum interest rate is 4.73% per annum until December 2004.

(3)
The average interest rate during 2001 was 5.46% per annum as the interest rate swaps did not take effect until December 2001.

(4)
At December 31, 2001, the interest rate was LIBOR plus 1.2% per annum. The average interest rate during 2001 was 5.46% per annum.

(5)
The interest rate is reset weekly. After factoring in credit enhancement costs, the average interest rate during 2001 was 5.34% per annum.

ITEM 8—FINANCIAL STATEMENTS

        The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on Page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10—TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding trustees of the Company will be set forth under the caption "Election of Trustees" in the Company's proxy statement for the Company's 2002 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description of Document
3.1	Amended and Restated Declaration of Trust of the Company (incorporated by reference to Appendix B to the Proxy Statement/Prospectus that is part of the Company's Registration Statement on Form S-4, as amended (File No. 333-56167) (the "S-4")).
3.2	Articles Supplementary regarding the Company's 9 3/4% Cumulative Redeemable Preferred Shares of Beneficial Interest, $.01 par value per share (the "Series A Preferred Shares) (incorporated by reference to the Company's Form 8-A Registration Statement (File No. 1-14307) filed with the Securities and Exchange Commission (the "Commission") on December 16, 1998 (the "December 1998 8-A")).
3.3	Bylaws of the Company.

4.1	Specimen of certificate representing the Company's Common Shares of Beneficial Interest, par value $.01 per share (the "Common Shares").
4.2	Specimen of certificate representing the Series A Preferred Shares.
4.3	Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 9, 1998).
4.4	Unsecured Revolving Credit Agreement, dated as of March 23, 2001, among Great Lakes REIT, L.P., as Borrower and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Bank One, NA, and Certain Other Banks as Lenders and Bank One, NA, as Agent. (incorporated by reference to exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
4.5	Loan Agreement dated June 1, 2001 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2001).
4.6	Form of Mortgage between the Company and Allstate Life Insurance Company dated December 14, 2001.
4.7	Form of Promissory Note between the Company and Allstate Life Insurance Company dated December 14, 2001.
10.1	Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (the "Partnership Agreement") (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997).
10.2	First Amendment to the Partnership Agreement, dated February 6, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 (File No. 333-22619) (the "S-11") ).
10.3	Second Amendment to the Partnership Agreement, dated February 10, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.4	Third Amendment to the Partnership Agreement, dated May 22, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	Fourth Amendment to the Partnership Agreement, dated December 23, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).
*10.6	The Great Lakes REIT Equity and Performance Incentive Plan (the "Equity Plan") (incorporated by reference to the Company's Proxy Statement on Schedule 14A dated April 18, 2001).
*10.7	Form of Option Agreement for use in connection with options granted under the Equity Plan; no options were granted to Named Executive Officers in 2001 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
*10.8	Form of Non-Qualified Option Certificate for use in connection with options granted to independent trustees under the Equity Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998); Matthew S. Dominski, Daniel E. Josephs, Daniel P. Kearney, Donald E. Phillips and James E. Schrager were each issued certificates dated December 31, 2001 that evidenced an option to purchase 5,000 Common Shares.

*10.9	Form of Employment Agreement dated July 17, 1998 between the Company and each of Richard A. May and Patrick R. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.10	Form of Employment Agreement dated July 17, 1998 between the Company and each of Raymond M. Braun, James Hicks and Richard L. Rasley (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.11	Form of Employment Agreement dated July 17, 1998 between the Company and each of Kim S. Mills and Edith M. Scurto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.12	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement filed with the Commission on January 9, 1997).
*10.13	Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans; (incorporated by reference to exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000) during 2001 Richard A. May, Patrick R. Hunt, Richard L. Rasley and Raymond M. Braun borrowed $25,790, $29,293, $13,093 and $14,930, respectively.
*10.14	Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).
*10.15	Form of Restricted Shares Agreement; no restricted shares were granted to Named Executive Officers in 2001. During 2000 Richard A. May, Patrick R. Hunt, Richard L. Rasley, Raymond M. Braun, and James Hicks entered into agreements covering 28,552, 23,891, 14,497, 16,530 and 16,530 restricted shares, respectively (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000).
*10.16	Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney (set forth on the signature page hereof).

*
Management contract or compensation plan or arrangement.

(b)
Reports on Form 8-K:

        During the fourth quarter ended December 31, 2001, the Company filed the following report on Form 8-K/A:

Items 2 and 7	Form 8-K/A dated October 23, 2001 Acquisition of Bannockburn Corporate Center and 1600 Corporate Center and Required Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 18th day of March, 2002.

GREAT LAKES REIT
By:	/s/ RICHARD A. MAY Richard A. May Chairman of the Board of Trustees and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 18th day of March, 2002.

Name	Title

/s/ RICHARD A. MAY Richard A. May	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)
/s/ PATRICK R. HUNT Patrick R. Hunt	President, Chief Operating Officer and Trustee
/s/ RICHARD L. RASLEY Richard L. Rasley	Executive Vice President, Secretary and Co-General Counsel
/s/ JAMES HICKS James Hicks	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ MATTHEW S. DOMINSKI Matthew S. Dominski	Trustee
/s/ DANIEL E. JOSEPHS Daniel E. Josephs	Trustee
/s/ DANIEL P. KEARNEY Daniel P. Kearney	Trustee

/s/ DONALD E. PHILLIPS Donald E. Phillips	Trustee
/s/ JAMES E. SCHRAGER James E. Schrager	Trustee

Great Lakes REIT Index to Financial Statements (Item 14(a))

        Schedules, other than as listed above, are omitted because they are not applicable or the equivalent information has been included elsewhere herein.

REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders
Great Lakes REIT

        We have audited the accompanying consolidated balance sheets of Great Lakes REIT as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Chicago, Illinois
January 30, 2002

Great Lakes REIT
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31
	2001	2000
Assets
Properties:
Land	$64,736	$57,636
Buildings and improvements	457,849	400,058

	522,585	457,694
Less accumulated depreciation	56,839	43,692

	465,746	414,002
Cash and cash equivalents	2,896	785
Real estate tax escrows	225	231
Rents receivable	6,661	7,728
Deferred financing and leasing costs, net of accumulated amortization	6,674	5,893
Goodwill, net of accumulated amortization	1,061	1,135
Other assets	3,229	1,836

Total assets	$486,492	$431,610

Liabilities and shareholders' equity
Bank loan payable	$102,250	$89,000
Mortgage loans payable	150,868	97,641
Bonds payable	3,960	4,270
Accounts payable and accrued liabilities	2,960	5,950
Accrued real estate taxes	12,710	10,884
Prepaid rent	3,539	2,599
Security deposits	1,629	1,514

Total liabilities	277,916	211,858

Minority interests	682	679

Commitments and contingencies
Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,500 9 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding)	37,500	37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 18,305 and 18,275 shares issued in 2001 and 2000, respectively)	183	183
Paid-in-capital	235,371	234,959
Retained earnings (deficit)	(15,927)	(7,176)
Employee share purchase loans	(20,083)	(20,096)
Deferred compensation	(2,325)	(2,623)
Accumulated other comprehensive income	499	—
Treasury shares, at cost (1,772 and 1,543 shares in 2001 and 2000, respectively)	(27,324)	(23,674)

Total shareholders' equity	207,894	219,073

Total liabilities and shareholders' equity	$486,492	$431,610

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended December 31
	2001	2000	1999
Revenues:
Rental	$78,655	$75,400	$72,985
Reimbursements	20,991	21,624	20,125
Parking	436	378	378
Telecommunications	467	425	91
Tenant service	437	393	177
Interest	1,532	1,734	1,284
Other	628	575	391

Total revenues	103,146	100,529	95,431

Expenses:
Real estate taxes	16,209	13,966	15,254
Other property operating	26,090	25,703	24,955
General and administrative	4,992	5,555	4,692
Interest	14,331	15,193	14,009
Depreciation and amortization	19,852	16,975	15,901

Total expenses	81,474	77,392	74,811

Income before gain on sale of properties	21,672	23,137	20,620
Gain on sale of properties, net	—	11,134	8,076

Income before allocation to minority interests	21,672	34,271	28,696
Minority interests	52	82	98

Net income	21,620	34,189	28,598
Income allocated to preferred shareholders	3,656	3,656	3,656

Net income applicable to common shares	$17,964	$30,533	$24,942

Earnings per common share—basic	$1.09	$1.85	$1.51

Weighted average common shares outstanding—basic	16,520	16,531	16,471

Diluted earnings per common share	$1.08	$1.84	$1.51

Weighted average common shares outstanding—diluted	16,655	16,631	16,554

Comprehensive income:
Net income	$21,620	$34,189	$24,942
Change in fair value of interest rate swaps	499	—	—

Total comprehensive income	$22,119	$34,189	$24,942

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands)

	Years Ended December 31
	2001	2000	1999
Preferred Shares
Balance at beginning of period	$37,500	$37,500	$37,500

Balance at end of period	37,500	37,500	37,500

Common Shares
Balance at beginning of period	183	178	175
Exercise of share options	—	3	3
Restricted share awards	—	2	—

Balance at end of period	183	183	178

Paid-in capital
Balance at beginning of period	234,959	227,907	223,414
Exercise of share options	412	3,916	4,493
Restricted share awards	—	3,136	—

Balance at end of period	235,371	234,959	227,907

Retained earnings (deficit)
Balance at beginning of period	(7,176)	(5,936)	(8,790)
Net income	21,620	34,189	28,598
Distributions/dividends	(30,371)	(35,429)	(25,744)

Balance at end of period	(15,927)	(7,176)	(5,936)

Employee share purchase loans
Balance at beginning of period	(20,096)	(16,335)	(11,967)
Repayment of loans	277	—	—
Exercise of share options	(264)	(3,761)	(4,368)

Balance at end of period	(20,083)	(20,096)	(16,335)

Deferred compensation
Balance at beginning of period	(2,623)	(22)	(44)
Restricted share awards	—	(3,138)	—
Amortization of deferred compensation	298	537	22

Balance at end of period	(2,325)	(2,623)	(22)

Accumulated other comprehensive income
Balance at beginning of period	—	—	—
Change in fair value of interest rate swap agreements	499	—	—

Balance at end of period	499	—	—

Treasury shares
Balance at beginning of period	(23,674)	(23,358)	(11,201)
Purchase of treasury shares	(3,650)	(316)	(12,157)

Balance at end of period	(27,324)	(23,674)	(23,358)

Total shareholders' equity	$207,894	$219,073	$219,934

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,620	$34,189	$28,598
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	19,852	16,975	15,901
Gain on sale of properties, net	—	(11,134)	(8,076)
Other non-cash items	350	618	120
Net changes in assets and liabilities:
Rents receivable	1,067	(1,454)	(1,253)
Real estate tax escrows and other assets	(903)	(66)	245
Accounts payable, accrued expenses and other liabilities	(1,935)	(904)	2,160
Accrued real estate taxes	1,826	(803)	538
Payment of deferred leasing costs	(1,759)	(1,878)	(2,109)

Net cash provided by operating activities	40,118	35,543	36,124

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties	(56,759)	(9,490)	(28,600)
Additions to buildings and improvements	(12,241)	(9,525)	(11,978)
Proceeds from property sales, net	—	39,620	22,669
Other investing activities, net	(93)	(122)	(1,052)

Net cash provided by (used in) investing activities	(69,093)	20,483	(18,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options	148	158	128
Proceeds from repayment of employee share loans	277	—	—
Proceeds from bank and mortgage loans payable	255,715	24,500	38,774
Distributions / dividends paid	(30,371)	(35,429)	(25,602)
Distributions to minority interests	(49)	(96)	(56)
Purchase of minority interests	—	(258)	(256)
Purchase of treasury shares	(3,650)	(316)	(12,157)
Payment of bank and mortgage loans and bonds	(189,548)	(45,252)	(18,655)
Payment of deferred financing costs	(1,436)	(66)	(287)

Net cash provided by (used in) financing activities	31,086	(56,759)	(18,111)

Net increase (decrease) in cash and cash equivalents	2,111	(733)	(948)
Cash and cash equivalents, beginning of year	785	1,518	2,466

Cash and cash equivalents, end of year	$2,896	$785	$1,518

Supplemental disclosure of cash flow:
Interest paid	$14,552	$15,239	$13,937

Non-cash financing transactions:
Employee share purchase loans	$264	$3,761	$4,368

Mortgage assumed by purchaser of property	—	—	$2,079

Increase in preferred dividends payable	—	—	$142

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Activities

        Great Lakes REIT, a Maryland real estate investment trust, (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties primarily located in the Midwest. At December 31, 2001, the Company owned and operated 37 properties primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office space to over 500 tenants in a variety of businesses.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Inter-company accounts and transactions have been eliminated in consolidation.

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

        Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 2001, 2000 and 1999, depreciation expense amounted to $17,256, $14,841, and $13,877, respectively. Fully depreciated assets of $4,109 and $2,079 were written off in 2001 and 2000, respectively.

Deferred Costs

        Deferred costs consist principally of financing fees and leasing commissions that are amortized over the terms of the respective agreements.

Revenue Recognition

        Minimum rentals are recognized on a straight-line basis over the term of the related leases. Deferred rents receivable at December 31, 2001 and 2000 were $5,427 and $5,601, respectively. Additional rents from expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, the Company had $2,693 and $574, respectively, in a money market fund.

Income Taxes

        The Company has elected to be treated as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute to shareholders at least 90% of its taxable income and to meet certain asset and income tests as well as certain other requirements. Accordingly, no provision for income taxes has been reflected in the consolidated financial statements.

        As of December 31, 2001, properties net of accumulated depreciation, rents receivable, goodwill and prepaid rent have a federal income tax basis of approximately $477,244, $1,234, $-0- and $-0-, respectively.

Reconciliation of Net Income to Estimated Taxable Income (Unaudited)

        Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things. The following table reconciles the Company's net income to estimated taxable income for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net income	$21,620	$34,189	$28,598
Book/tax differences in depreciation and amortization	7,145	4,786	2,824
Book/tax differences in gain on sale of properties	—	(336)	(4,089)
Increase (decrease) in advanced rent payments	942	(1,339)	715
Restricted share and option compensation	(312)	320	(17)
Straight-line rent adjustments	174	(684)	(480)
Amortization of goodwill	74	74	74
Other, net	(100)	56	(47)

Estimated taxable income	$29,543	$37,066	$27,578

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

Derivatives and Hedging Activities

        The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives and Hedging Activities, and its amendments, Statements 137 and 138, in June 1998, June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on its balance sheet at fair value effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.73% per annum.The Company is exposed to credit loss in the event of non-performance by counterparties under the agreement, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

        At December 31, 2001, the fair value of the swap agreements was $499 and is reflected as accumulated other comprehensive income in the consolidated balance sheet as of December 31, 2001.

Goodwill

        Goodwill is amortized to expense on a straight-line basis over its estimated life of twenty years. Accumulated amortization was $428 and $354 at December 31, 2001 and 2000, respectively.

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

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of these Statements is expected to result in an increase in net income of $74 per year. The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002, and has determined that goodwill is not impaired as of that date.

Impairment of Assets

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

2.    Deferred Costs

        Deferred costs consisted of the following at December 31, 2001 and 2000:

	2001	2000
Deferred financing costs	$2,437	$2,998
Deferred leasing costs	9,090	8,775

	11,527	11,773
Less accumulated amortization	4,853	5,880

	$6,674	$5,893

        During the years ended December 31, 2001, 2000 and 1999, amortization of financing costs was $497, $482 and $526, respectively, and amortization of leasing costs was $1,917, $1,577 and $1,424, respectively. Deferred leasing costs related to property dispositions of $61 were written off in 2000. Fully amortized deferred costs of $3,441 were written off in 2001.

3.    Long-Term Debt

        Mortgage loans payable aggregated $150,868 and $97,641 at December 31, 2001 and 2000, respectively. The mortgage loans payable require monthly payments of principal and interest. Interest rates at December 31, 2001, ranged from 6.65% to 8.95%.

        The Company has obtained a bank letter of credit to secure repayment of outstanding bonds payable in a face amount of approximately $4,338. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on one of the Company's properties. The interest rate on the bonds (1.8% per annum at December 31, 2001) is reset weekly by the bond placement agent.

        At December 31, 2001, the Company had a $150,000 unsecured bank credit facility with a maturity date of March 23, 2004. Interest on amounts outstanding ($102,250 at December 31, 2001) is payable at LIBOR plus 1.0% to 1.2% (3.10% at December 31, 2001) depending on the Company's overall leverage.

        In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.73% per annum. At December 31, 2001, the fair value of the swap agreements was $499 and was reflected in other assets as well as accumulated other comprehensive income in the consolidated balance sheet as of December 31, 2001.

        The following is a summary of principal maturities of mortgage loans, bank loan and bonds payable:

Year Ending December 31,	Amount
2002	$4,083
2003	$15,092
2004	$109,130
2005	$4,606
2006	$24,667
Thereafter	$99,500

        At December 31, 2001, properties with a carrying amount of approximately $211,724 were pledged as collateral under the various debt agreements.

4.    Share Options

        In 2001, the Company adopted the Amended and Restated Equity and Performance Incentive Plan (the "Amended Plan") which allows the granting of options on shares to employees and members of the Board of Trustees. The Amended Plan, which superceded all previous plans, provides that 1,088,090 common shares were reserved for issuance after May 31, 2001. As of December 31, 2001, 1,031,090 common shares were available for future grant.

        For options granted in 2001, 2000 and 1999, the exercise prices at the dates of grant were equal to or greater than the fair value of the Company's shares.

        A summary of the Company's share option activity and related information for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001 Shares	Price per Shares (a)	2000 Shares	Price per share (a)	1999 Shares	Price per share (a)
Outstanding at beginning of year	1,177,400	$16.23	1,375,040	$16.04	1,388,445	$16.03
Granted	57,000	$15.90	89,200	$16.71	301,400	$14.89
Exercised	37,668	$14.47	282,015	$15.37	303,305	$14.84
Cancelled	16,433	$16.05	4,825	$14.61	11,500	$16.31

Outstanding at end of year	1,180,299	$16.27	1,177,400	$16.23	1,375,040	$16.04

	Shares exercisable	Price per share (a)
December 31, 2001	1,023,026	$16.40
December 31, 2000	845,400	$16.49
December 31, 1999	929,795	$16.33

(a)
Weighted-average exercise price per share

        The weighted-average fair value of options granted is as follows:

2001	$1.77
2000	$2.53
1999	$1.17

        The weighted-average life of options outstanding at December 31, 2001 was 6.7 years.

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

	Risk-free Interest Rate	Dividend Yields	Volatility Factors	Weighted Average Expected Life
2001	5.13%	9.8%-10.2%	0.324%	5 years
2000	5.10%	8.7%	0.354%	5 years
1999	6.50%	9.1%-9.4%	0.212%	5 years

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

        The effects on 2001 and 2000 pro forma net income and pro forma earnings per common share, both basic and diluted, of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows for the years ended December 31, 2001 and 2000:

	2001	2000
Pro forma net income applicable to common shares	$17,511	$29,903
Pro forma basic earnings per common share	$1.06	$1.81
Pro forma diluted earnings per common share	$1.05	$1.80

        The Company had a limited purpose employee loan program whereby employees may borrow all or a portion of the cost of exercising options on common shares held by the employee. Such loans bear interest at 6.83% which is payable quarterly, are recourse to the employees, have a term of five years provided the employee remains employed by the Company and are secured by a pledge of the common shares acquired by the employee through this program. The Company suspended the program in 2001 and does not anticipate advancing additional loan amounts to employees for the purchase of common shares. As of December 31, 2001, employees had acquired approximately 1,433,000 common shares through this program with loan amounts outstanding of $20,083 due the Company. Such amount is reflected as a reduction of shareholders' equity until the loans are repaid.

5.    Restricted Share Grants

        On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees under the 1997 Equity and Performance Incentive Plan. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company, but may vest earlier in increments during the period ending December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis, subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. Based on year 2000 performance, 33,336 shares vested to the participants. No shares vested in 2001 based on year 2001 performance. The Company recorded compensation expense of $298 in 2001 and $523 in 2000 related to the restricted share plan.

6.    Leases

        The Company leases office and industrial properties to tenants under noncancellable operating leases that expire at various dates through 2011. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses. The following is a summary of minimum future rental revenue under noncancellable operating leases:

Year ending December 31,	Amount
2002	$72,291
2003	54,772
2004	38,648
2005	28,867
2006	19,232
Thereafter	27,788

$241,598

        Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

7.    Dividends

        The Company declared dividends of $26,715, $31,773 and $22,088 to common shareholders of record during the calendar years 2001, 2000 and 1999, respectively. The Company has determined the common shareholders' treatment for Federal income tax purposes to be as follows:

	2001	2000	1999
Ordinary income	$26,715	$20,973	$17,947
Unrecaptured Section 1250 gain	—	1,485	529
20% rate capital gains	—	9,315	3,612

Total	$26,715	$31,773	$22,088

        The Company paid dividends to preferred shareholders of record in 2001 and 2000 of $3,656 and $3,514 in 1999, all of which represented ordinary income for Federal income tax purposes to the preferred shareholders.

8.    Property Acquisitions

        The following properties were acquired in 2001 and 2000 and the results of their operations are included in the consolidated statements of income from their respective dates of acquisition.

		Total Acquisition Price
Location	Date Acquired
		2001	2000
1600 Golf Road Rolling Meadows, IL	3/1/2001	$25,616
3000 Lakeside Drive Bannockburn, IL	8/10/2001	$31,143
1920 and 1930 N. Thoreau Drive Schaumburg, IL	8/1/2000		$9,490

9.    Property Dispositions

        The Company sold two properties in 2000 and five properties in 1999 as follows:

Property	Date of Sale	Contract Price	Gain (Loss) On Sale	Mortgage Assumed by Purchaser
3010 and 3020 Woodcreek Drive Downers Grove, IL	4/12/2000	$12,700	$2,958	—
183 Inverness Drive Englewood, CO	12/1/2000	28,250	8,176	—

Total 2000		$40,950	$11,134	—

1675 Holmes Rd. Elgin, IL	4/21/99	$4,700	$658	$2,079
2800 River Rd. Des Plaines, IL	6/30/99	8,050	2,982	—
1251 Plum Grove Rd. Schaumburg, IL	6/30/99	3,550	1,875	—
565 Lakeview Pkwy. Vernon Hills, IL	8/25/99	8,800	3,190	—
16601 S. Kedzie Ave. Markham, IL	12/10/99	513	(629)	—

Total 1999		$25,613	$8,076	$2,079

        The sales proceeds of the 3010 and 3020 Woodcreek Drive property were partially reinvested in 1920 and 1930 Thoreau Drive, Schaumburg, Illinois.

10.    Segment Information

        The Company has two reportable segments at December 31, 2001, distinguished by property type. The property types are office and office/service center. The Company sold its last industrial property in 1999. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office/service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes.

        The Company evaluates performance and allocates resources based net operating income, which the Company defines as property revenues (rental and reimbursement income) less property operating expenses and real estate taxes.

        Following is a summary report of segment information for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Revenues
Office	$96,394	$91,442	$86,223
Office/service center	5,394	6,605	6,908
Industrial	—	—	172
Deferred rental revenues	(174)	737	757
Interest	1,532	1,745	1,371

Total	$103,146	$100,529	$95,431

Net operating income
Office	$56,349	$53,966	$48,443
Office/service center	3,140	4,412	4,511
Industrial	—	—	140

Total	$59,489	$58,378	$53,094

Depreciation and amortization
Office	$17,744	$15,300	$14,008
Office/service center	1,535	1,127	1,329
Industrial	—	—	33
Other	573	548	531

Total	$19,852	$16,975	$15,901

Interest expense
Office	$13,520	$14,066	$12,454
Office/service center	811	1,127	1,485
Industrial	—	—	70

Total	$14,331	$15,193	$14,009

Income before gain on sale of properties:
Office net operating income	$56,349	$53,966	$48,443
Office service center net operating income	3,140	4,412	4,511
Office interest expense	(13,520)	(14,066)	(12,454)
Office service center interest expense	(811)	(1,127)	(1,485)
Office depreciation	(17,744)	(15,300)	(14,008)
Office service center depreciation	(1,535)	(1,127)	(1,329)
Deferred rental revenue	(174)	737	757
Interest income	1,532	1,745	1,371
General and administrative	(4,992)	(5,555)	(4,692)
Other depreciation	(573)	(548)	(531)
Industrial net income	—	—	37

Income before gain on sale of properties	$21,672	$23,137	$20,620

	As of December 31,
	2001	2000
Assets
Office	$449,501	$394,972
Office/service center	23,832	24,782
Other	13,159	11,856

Total	$486,492	$431,610

	Years ended December 31
	2001	2000	1999
Additions to properties
Office	$67,607	$18,722	$39,657
Office/service center	$1,393	293	885
Industrial	—	—	36

Total	$69,000	$19,015	$40,578

11.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Numerator:
Net income applicable to common shares	$17,964	$30,533	$24,942

Numerator for basic earnings per common share	$17,964	$30,533	24,942
Minority interests	52	82	98

Numerator for diluted earnings per common share	$18,016	$30,615	$25,040

Denominator:
Denominator for basic earnings per common share
Weighted average shares	16,520	16,531	16,471
Effect of dilutive securities:
Convertible operating partnership units	40	40	56
Employee share options and restricted shares	95	60	27

Denominator for diluted earnings per common share	16,655	16,631	16,554

Basic earnings per common share	$1.09	$1.85	$1.51

Diluted earnings per common share	$1.08	$1.84	$1.51

        The unvested restricted common share grants (166,664 shares at December 31, 2001) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

        The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at December 31, 2001, which are convertible to common shares on a one for one basis at the option of the holder.

12.    Fair Value of Financial Instruments

        The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amount reported for cash equivalents in the accompanying consolidated balance sheets approximated its fair value. The fair market value of mortgages payable at December 31, 2001 was $150,569 assuming market interest rates of 6.65% to 7.25%. The fair market value of mortgages payable at December 31, 2000 was $96,427 assuming a market interest rate of 7.25%. The carrying amounts of bonds payable and bank loan payable approximated fair value at December 31, 2001 and 2000.

13.    Subsequent Event

        On January 30, 2002, the Company acquired Two Riverwood Place, a 99,500 square foot three story office building, located in suburban Milwaukee for a contract price of $8.4 million.

14.    Quarterly Financial Data (Unaudited)

	3/31/2001	6/30/2001	9/30/2001	12/31/2001
Revenues	$24,981	$25,956	$26,122	$26,087
Net income applicable to common shares	$4,967	$4,900	$4,475	$3,622
Basic earnings per common share	$0.30	$0.30	$0.27	$0.22
Diluted earnings per common share	$0.30	$0.29	$0.27	$0.22
	3/31/2000	6/30/2000	9/30/2000	12/31/2000
Revenues	$24,479	$24,886	$25,404	$25,760
Net income applicable to common shares	$4,616	$7,910	$4,921	$13,086
Basic earnings per common share	$0.28	$0.48	$0.30	$0.78
Diluted earnings per common share	$0.28	$0.48	$0.30	$0.78

Schedule III Real Estate and Accumulated Depreciation

			Initial Cost to the Company (000's omitted)		Costs Capitalized Subsequent to Acquisition (000's omitted)		Gross Amount at which Carried at December 31, 2001 (000's omitted)
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
1900 East Golf Road Schaumburg, IL	—		$3,800	$20,212	—	$2,720	$3,800	$22,932	$26,732	$3,711	Dec-96	(A	)
1600 Golf Road Rolling Meadows, IL	$16,750		$1,800	$23,816	—	$727	$1,800	$24,543	$26,343	$531	Mar-01	(A	)
1750 East Golf Road Schaumburg, IL	—		$2,300	$17,607	—	$1,167	$2,300	$18,774	$21,074	$2,363	Sep-97	(A	)
3000 Lakeside Drive Bannockburn, IL	—		$5,300	$25,843	—	$232	$5,300	$26,075	$31,375	$273	Aug-01	(A	)
1011 Touhy Avenue Des Plaines, IL	(B	)	$720	$3,932	—	$3,860	$720	$7,792	$8,512	$1,797	Dec-93	(A	)
3030 Warrenville Road Lisle, IL	—		$4,300	$13,787	—	$1,208	$4,300	$14,995	$19,295	$1,458	Sep-98	(A	)
1920 & 1930 N. Thoreau Drive Schaumburg, IL	$6,250		$2,600	$6,890	—	$618	$2,600	7,508	$10,108	$311	Aug-00	(A	)
1660 Feehanville Drive Mount Prospect, IL	—		$1,100	$4,304	—	$647	$1,100	$4,951	$6,051	$1,156	Aug-95	(A	)
175 Hawthorn Parkway Vernon Hills, IL	(B	)	$1,600	$4,721	—	$918	$1,600	$5,639	$7,239	$1,303	Sep-94	(A	)
3400 Dundee Road Northbrook, IL	(B	)	$607	$3,476	—	$862	$607	$4,338	$4,945	$1,099	Oct-93	(A	)
191 Waukegan Road Northfield, IL	—		$1,220	$3,288	—	$849	$1,220	$4,137	$5,357	$425	Sep-98	(A	)
823 Commerce Drive Oak Brook, IL	—		$500	$1,262	—	$3,095	$500	$4,357	$4,857	$1,303	Nov-95	(A	)
Two Marriott Drive Lincolnshire, IL	(B	)	$610	$2,230	—	$149	$610	$2,379	$2,989	$314	Jul-96	(A	)
160-185 Hansen Court Wood Dale, IL	—		$2,100	$3,210	—	$1,427	$2,100	$4,637	$6,737	$1,421	Jan-94	(A	)
3455, 3550, 3555 Salt Creek Lane Arlington Heights, IL	—		$850	$4,333	—	$420	$850	$4,753	$5,603	$628	Oct-97	(A	)
601 Campus Drive Arlington Heights, IL	(B	)	$900	$2,264	—	$956	$900	$3,220	$4,120	$1,124	May-93	(A	)
111 East Kilbourn Avenue Milwaukee, WI	$32,897		$2,176	$44,618	—	$2,710	$2,176	$47,328	$49,504	$4,969	Apr-98	(A	)
11270 W. Park Place Milwaukee, WI	(B	)	$940	$14,734	—	$1,299	$940	$16,033	$16,973	$2,574	Sep-95	(A	)
2514 S. 102nd Street & 10150 W. National Avenue West Allis, WI	(B	)	$975	$7,020	—	$995	$975	$8,015	$8,990	$1,299	Nov-96	(A	)

Schedule III Real Estate and Accumulated Depreciation

			Initial Cost to the Company (000's omitted)		Costs Capitalized Subsequent to Acquisition (000's omitted)		Gross Amount at which Carried at December 31, 2001 (000's omitted)
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
N17 W24222 Riverwood Drive Waukesha, WI	—		$771	$8,197	$438	$1,665	$1,209	$9,862	$11,071	$759	Dec-99	(A	)
150, 175, 250 Patrick Blvd. Brookfield, WI	$2,857		$2,600	$3,967	—	$1,088	$2,600	$5,055	$7,655	$979	Jun-94	(A	)
375 Bishop's Way Brookfield, WI	—		$600	$4,361	—	$638	$600	$4,999	$5,599	$700	Apr-97	(A	)
11925 W. Lake Park Drive Milwaukee, WI	(B	)	$319	$1,819	—	$307	$319	$2,126	$2,445	$448	Jun-93	(A	)
2550 University Avenue West St. Paul, MN	—		$1,280	$22,820	—	$2,307	$1,280	$25,127	$26,407	$3,064	Dec-96/ Jul-98	(A	)
2221 University Avenue SE Minneapolis, MN	$3,960		$1,100	$7,090	—	$716	$1,100	$7,806	$8,906	$1,298	May-95	(A	)
777 East Eisenhower Parkway Ann Arbor, MI	—		$4,000	$12,664	—	$7,680	$4,000	$20,344	$24,344	$1,983	Dec-97	(A	)
32255 Northwestern Highway Farmington Hills, MI	$11,308		$3,700	$20,802	—	$1,750	$3,700	$22,552	$26,252	$2,830	Dec-97	(A	)
305, 315, 325 E. Eisenhower Pkwy Ann Arbor, MI	—		$3,200	$16,432	—	$1,032	$3,200	$17,464	$20,664	$1,421	May-99	(A	)
1301 W. Long Lake Road Troy, MI	(B	)	$2,500	$13,600	—	$1,892	$2,500	$15,492	$17,992	$2,646	Nov-96	(A	)
No. 40 Oak Hollow Southfield, MI	(B	)	$1,250	$6,063	—	$803	$1,250	$6,866	$8,116	$1,181	Dec-96	(A	)
24800 Denso Drive Southfield, MI	(B	)	$1,400	$4,547	—	$341	$1,400	$4,888	$6,288	$972	Aug-95	(A	)
655 Metro Place South Dublin, OH	—		$1,470	$18,188	—	$1,420	$1,470	$19,608	$21,078	$2,631	Sep-97	(A	)
175 South Third Street Columbus, OH	—		Lease	$21,949	—	$1,187	Lease	$23,136	$23,136	$2,648	Jan-98	(A	)
425 Metro Place North Dublin, OH	—		$620	$6,666	—	$826	$620	$7,492	$8,112	$1,106	Sep-97	(A	)
4860-5000 Blazer Memorial Pkwy Dublin, OH	—		$1,340	$7,042	—	$891	$1,340	$7,933	$9,273	$1,186	Sep-96	(A	)
30 Merchant Street Springdale, OH	—		$650	$5,496	—	$177	$650	$5,673	$6,323	$834	Apr-96	(A	)
116 Inverness Drive East Englewood, CO	$11,660		$3,100	$17,867	—	$1,153	$3,100	$19,020	$22,120	$2,094	May-98	(A	)

Totals	$85,682		$64,298	$407,117	$438	$50,732	$64,736	$457,849	$522,585	$56,839

  (A)
  Depreciation of buildings is computed over approximately a 40 year life on a straight-line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.

  (B)
  These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $69,146 at December 31, 2001.

  (C)
  At December 31, 2001, the aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $520,088.

Real Estate Owned:	2001	2000	1999
Balance beginning of year	$457,694	$470,949	$448,557
Property acquisitions	56,759	9,490	28,600
Additions	12,241	9,525	11,978
Disposals	—	(30,191)	(18,186)
Retirements	(4,109)	(2,079)	—

Balance end of year	$522,585	$457,694	$470,949

Accumulated Depreciation:	2001	2000	1999
Balance beginning of year	$43,692	$32,772	$21,951
Depreciation expense	17,256	14,766	13,799
Disposals	—	(1,767)	(2,978)
Retirements	(4,109)	(2,079)	—

Balance end of year	$56,839	$43,692	$32,772

Exhibits
To
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2001
GREAT LAKES REIT

Exhibit Number	Description of Document
3.1	Amended and Restated Declaration of Trust of the Company (incorporated by reference to Appendix B to the Proxy Statement/Prospectus that is part of the Company's Registration Statement on Form S-4, as amended (File No. 333-56167) (the "S-4")).
3.2	Articles Supplementary regarding the Company's 9 3/4% Cumulative Redeemable Preferred Shares of Beneficial Interest, $.01 par value per share (the "Series A Preferred Shares) (incorporated by reference to the Company's Form 8-A Registration Statement (File No. 1-14307) filed with the Securities and Exchange Commission (the "Commission") on December 16, 1998 (the "December 1998 8-A")).
3.3	Bylaws of the Company.
4.1	Specimen of certificate representing the Company's Common Shares of Beneficial Interest, par value $.01 per share (the "Common Shares").
4.2	Specimen of certificate representing the Series A Preferred Shares.
4.3	Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 9, 1998).
4.4	Unsecured Revolving Credit Agreement, dated as of March 23, 2001, among Great Lakes REIT, L.P., as Borrower and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner and Bank One, NA, and Certain Other Banks as Lenders and Bank One, NA, as Agent. (incorporated by reference to exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
4.5	Loan Agreement dated June 1, 2001 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 20, 2001).
4.6	Form of Mortgage between the Company and Allstate Life Insurance Company dated December 14, 2001.
4.7	Form of Promissory Note between the Company and Allstate Life Insurance Company dated December 14, 2001.
10.1	Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (the "Partnership Agreement") (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997).
10.2	First Amendment to the Partnership Agreement, dated February 6, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 (File No. 333-22619) (the "S-11") ).
10.3	Second Amendment to the Partnership Agreement, dated February 10, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.4	Third Amendment to the Partnership Agreement, dated May 22, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	Fourth Amendment to the Partnership Agreement, dated December 23, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).

*10.6	The Great Lakes REIT Equity and Performance Incentive Plan (the "Equity Plan") (incorporated by reference to the Company's Proxy Statement on Schedule 14A dated April 18, 2001).
*10.7	Form of Option Agreement for use in connection with options granted under the Equity Plan; no options were granted to Named Executive Officers in 2001 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
*10.8	Form of Non-Qualified Option Certificate for use in connection with options granted to independent trustees under the Equity Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998); Matthew S. Dominski, Daniel E. Josephs, Daniel P. Kearney, Donald E. Phillips and James E. Schrager were each issued certificates dated December 31, 2001 that evidenced an option to purchase 5,000 Common Shares.
*10.9	Form of Employment Agreement dated July 17, 1998 between the Company and each of Richard A. May and Patrick R. Hunt (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.10	Form of Employment Agreement dated July 17, 1998 between the Company and each of Raymond M. Braun, James Hicks and Richard L. Rasley (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.11	Form of Employment Agreement dated July 17, 1998 between the Company and each of Kim S. Mills and Edith M. Scurto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
*10.12	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement filed with the Commission on January 9, 1997).
*10.13	Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans; (incorporated by reference to exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000) during 2001 Richard A. May, Patrick R. Hunt, Richard L. Rasley and Raymond M. Braun borrowed $25,790, $29,293, $13,093 and $14,930, respectively.
*10.14	Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).
*10.15	Form of Restricted Shares Agreement; no restricted shares were granted to Named Executive Officers in 2001. During 2000 Richard A. May, Patrick R. Hunt, Richard L. Rasley, Raymond M. Braun, and James Hicks entered into agreements covering 28,552, 23,891, 14,497, 16,530 and 16,530 restricted shares, respectively (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000).
*10.16	Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney (set forth on the signature page hereof).

*
Management contract or compensation plan or arrangement.

QuickLinks

Table of Contents
  PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
  ITEM 7(a)—MARKET RISK (Dollars in thousands)
  ITEM 8—FINANCIAL STATEMENTS
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10—TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
  Great Lakes REIT Index to Financial Statements (Item 14(a))
Exhibits To ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 GREAT LAKES REIT