Form 10-Q
period 2002-03-31
GREAT LAKES REIT
filed 2002-05-10
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

/ /Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission file number: 1-14307

Great Lakes REIT

(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4238056 (IRS employer identification no.)

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
              Yes   X       No

Number of shares of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of May 1, 2002: 16,537,348

                               Index to Form 10-Q
                                 March 31, 2002

                                                                                  Page Number
                                                                                  -----------

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of March 31, 2002
                      and December 31, 2001                                           3

                      Consolidated Statements of Income
                      for the three months
                      ended March 31, 2002 and 2001                                   4

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the three months ended March 31, 2002                       5

                      Consolidated Statements of Cash Flows
                      for the three months
                      ended March 31, 2002 and 2001                                   6

                      Notes to Consolidated Financial Statements                      7

         Item 2.      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                             11

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk     18

Part II - Other Information

         Item 6.      Exhibits and Reports on Form 8-K                               20

Great Lakes REIT
Consolidated Balance Sheet
(Dollars in Thousands, except per share data)                                          March 31,         December 31,
                                                                               --------------------------------------
                                                                                          2002               2001
                                                                                          ----               ----
Assets
Properties:
Land                                                                                      $65,602            $64,736
Buildings, improvements, and equipment                                                    467,422            457,849
                                                                               --------------------------------------
                                                                                          533,024            522,585
Less accumulated depreciation                                                              60,220             56,839
                                                                               --------------------------------------
                                                                                          472,804            465,746
Cash and cash equivalents                                                                   3,890              2,896
Real estate tax escrows                                                                       210                225
Rents receivable                                                                            6,520              6,661
Deferred financing and leasing costs, net of accumulated amortization                       6,811              6,674
Goodwill, net of accumulated amortization                                                   1,061              1,061
Other assets                                                                                3,837              3,229
                                                                               --------------------------------------
Total assets                                                                             $495,133           $486,492
                                                                               ======================================

Liabilities and shareholders' equity:
Bank loan payable                                                                        $107,250           $102,250
Mortgage loans payable                                                                    149,965            150,868
Bonds payable                                                                               3,960              3,960
Accounts payable and accrued liabilities                                                   10,997              2,960
Accrued real estate taxes                                                                  10,821             12,710
Prepaid rent                                                                                2,451              3,539
Security deposits                                                                           1,649              1,629
                                                                               --------------------------------------
Total liabilities                                                                         287,093            277,916
                                                                               --------------------------------------
Minority interests                                                                            663                682
                                                                               --------------------------------------
Preferred shares of beneficial interest ($0.01 par value,                                  37,500             37,500
 10,000 shares authorized; 1,500 9 3/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share
liquidation preference, issued and outstanding)
Common shares of beneficial interest ($0.01 par value, 60,000 shares                          183                183
 authorized; 18,309 and 18,275 shares issued in 2002 and 2001, respectively)
Paid-in-capital                                                                           235,430            235,371
Retained earnings (deficit)                                                              (18,274)           (15,927)
Employee share loans                                                                     (18,677)           (20,083)
Deferred compensation                                                                     (2,259)            (2,325)
Accumulated other comprehensive income                                                        798                499
Treasury shares, at cost (1,772 shares)                                                  (27,324)           (27,324)
                                                                               --------------------------------------
Total shareholders' equity                                                                207,377            207,894
                                                                               --------------------------------------
Total liabilities and shareholders' equity                                               $495,133           $486,492
                                                                               ======================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income
(Dollars in Thousands, except per share data)
                                                       Three months ended March 31,
                                                      ---------------------------------
                                                         2002                   2001
                                                         ----                   ----
Revenues:
Rental                                                  $19,713                $19,046
Reimbursements                                            5,487                  5,075
Parking                                                     133                     95
Telecommunications                                           73                    136
Tenant service                                               66                     80
Interest                                                    341                    387
Other                                                       198                    162
                                                      ---------------------------------
Total revenues                                           26,011                 24,981
                                                      ---------------------------------
Expenses:
Real estate taxes                                         4,286                  3,826
Other property operating                                  6,804                  6,015
General and administrative                                1,109                  1,287
Interest                                                  3,760                  3,506
Depreciation and amortization                             4,857                  4,451
                                                      ---------------------------------
Total expenses                                           20,816                 19,086
                                                      ---------------------------------
Income before allocation to minority interests            5,195                  5,895
Minority interests                                           13                     14
                                                      ---------------------------------
Net income                                                5,182                  5,881
Income allocated to preferred shareholders                  914                    914
                                                      ---------------------------------
Net income applicable to common shares                    4,268                  4,967
                                                      =================================

Earnings per common share - basic                         $0.26                  $0.30
                                                      =================================

Weighted average common shares outstanding - basic       16,368                 16,573
                                                      =================================

Diluted earnings per common share                         $0.26                  $0.30
                                                      =================================

Weighted average common shares outstanding - diluted     16,472                 16,713
                                                      =================================

Comprehensive income:
Net income                                               $5,182                 $5,881
Change in fair value of interest rate swap agreements       299                      -
                                                      ---------------------------------
Total comprehensive income                               $5,481                 $5,881
                                                      =================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2002
(Dollars in Thousands)

------------------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                        $37,500
------------------------------------------------------------------------------
Balance at end of period                                               37,500

Common Shares
Balance at beginning of period                                            183
------------------------------------------------------------------------------
Balance at end of period                                                  183

Paid-in capital
Balance at beginning of period                                        235,371
Exercise of share options                                                  59
------------------------------------------------------------------------------
Balance at end of period                                              235,430

Retained earnings (deficit)
Balance at beginning of period                                       (15,927)
Net income                                                              5,182
Distributions/dividends                                               (7,529)
------------------------------------------------------------------------------
Balance at end of period                                             (18,274)

Employee share loans
Balance at beginning of period                                       (20,083)
Repayment of loans                                                      1,406
------------------------------------------------------------------------------
Balance at end of period                                             (18,677)

Deferred compensation
Balance at beginning of period                                        (2,325)
Amortization of deferred compensation                                      66
------------------------------------------------------------------------------
Balance at end of period                                              (2,259)

Accumulated other comprehensive income
Balance at beginning of period                                            499
Change in fair value of interest rate swap agreements                     299
------------------------------------------------------------------------------
Balance at end of period                                                  798

Treasury shares
Balance at beginning of period                                       (27,324)
------------------------------------------------------------------------------
Balance at end of period                                             (27,324)
------------------------------------------------------------------------------
Total shareholders' equity                                           $207,377
==============================================================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows
(in thousands)
                                                                         Three Months Ended March 31,
                                                                 -----------------------------------------
                                                                          2002                    2001
                                                                          ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $5,182                  $5,881
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                            4,857                   4,451
   Other non cash items                                                        78                      95
Net changes in assets and liabilities:
   Rents receivable                                                           141                     682
   Real estate tax escrows and other assets                                 (865)                   (422)
   Accounts payable, accrued expenses and other liabilities                   339                 (2,792)
   Accrued real estate taxes                                              (1,889)                   (729)
   Payment of deferred leasing costs                                        (714)                   (978)
                                                                 -----------------------------------------
Net cash provided by operating activities                                   7,129                   6,188
                                                                 -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                    (8,095)                (25,979)
Additions to buildings and improvements                                   (2,660)                 (3,618)
Other investing activities                                                   (12)                   (263)
                                                                 -----------------------------------------
Net cash used by investing activities                                    (10,767)                (29,860)
                                                                 -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                        59                      41
Proceeds from repayment of employee share loans                             1,406                      --
Proceeds from bank and mortgage loans payable                               5,000                 144,419
Distributions / dividends paid                                              (914)                   (919)
Distributions to minority interests                                          (16)                      --
Payment of bank and mortgage loans and bonds                                (903)               (117,650)
Payment of deferred financing costs                                            --                   (961)
                                                                 -----------------------------------------
Net cash provided by financing activities                                   4,632                  24,930
                                                                 -----------------------------------------
Net increase (decrease) in cash and cash equivalents                          994                   1,258
Cash and cash equivalents, beginning of year                                2,896                     785
                                                                 -----------------------------------------
Cash and cash equivalents, end of quarter                                  $3,890                  $2,043
                                                                 =========================================

Supplemental disclosure of cash flow:
Interest paid                                                              $3,785                  $3,950
                                                                 =========================================

Non cash financing transactions:
Employee share purchase loans                                                  --                      $8
                                                                 =========================================
                                                                 =========================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Notes to Consolidated Financial Statements
(Unaudited)
Dollars in thousands, except per share data

1.      Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the “Company”), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States. At March 31, 2002, the Company owned and operated 38 properties, primarily located in suburban areas of Chicago, Detroit, Milwaukee, Denver, Cincinnati, Columbus and Minneapolis. The Company leases office space to over 500 tenants that are engaged in a variety of businesses.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s most recent year-end audited financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”). In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 2001 10-K.

2.      Derivatives and Hedging Activities

In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.73% per annum. The Company is exposed to credit loss in the event of non-performance by counterparties under these agreements, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

At March 31, 2002, the fair value of the swap agreements was $798 and is reflected as accumulated other comprehensive income in the consolidated balance sheet as of March 31, 2002.

3.      Segment Information

The Company has two reportable segments, distinguished by property type. The property types are office and office service center that represent 91% and 9% (as measured by square feet) of the Company’s overall portfolio, respectively. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities, including food service areas, atriums and limited underground parking facilities. Office service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. As of March 31, 2002, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company’s portfolio and only 20 tenants individually represented more than 1% of the aggregate annualized base rent.

The Company evaluates performance and makes investment decisions in part based on net operating income, which is property revenues (rental and reimbursement income) less property operating expenses and real estate taxes. Net operating income is a widely recognized industry measure of a property’s performance.

The following table represents a summary report of segment information for the three months ended March 31, 2002 and 2001:

                                                     Three months ended March 31,
                                                             2002            2001
                                                  --------------------------------
Revenues:

Office                                                    $24,462         $23,023
Office service center                                       1,301           1,569
Deferred rental income                                         37               -
Interest and other                                            211             389
                                                  --------------------------------
Total                                                     $26,011         $24,981
                                                  ================================

Net operating income:

Office                                                    $13,773         $13,730
Office service center                                         770           1,021
                                                  --------------------------------
Total                                                     $14,543         $14,751
                                                  ================================

Depreciation and amortization:

Office                                                     $4,431          $4,013
Office service center                                         302             313
Other                                                         124             125
                                                  --------------------------------
Total                                                      $4,857          $4,451
                                                  ================================

Interest expense:

Office                                                     $3,580          $3,258
Office service center                                         180             248
                                                  --------------------------------
Total                                                      $3,760          $3,506
                                                  ================================

Income before allocation to minority interests:

Office net operating income                               $13,773         $13,730
Office service center net operating income                    770           1,021
Office interest expense                                   (3,580)         (3,258)
Office service center interest expense                      (180)           (248)
Office depreciation                                       (4,431)         (4,013)
Office service center depreciation                          (302)           (313)
Deferred rental revenues                                       37               -
Interest and other income                                     341             389
General and administrative expenses                       (1,109)         (1,287)
Other depreciation                                          (124)           (125)
                                                  --------------------------------
Income before allocation to minority interests:            $5,195          $5,895
                                                  ================================

Additions to properties:
Office                                                    $10,517         $29,045
Office service center                                         238             552
                                                  --------------------------------
Total                                                     $10,755         $29,597
                                                  ================================

Following is a summary of segment assets at March 31, 2002 and December
31, 2001:
                                                  March 31,         December 31,
                                                   2002                2001
Assets                                   ----------------------------------------
Office                                             $457,600            $449,501
Office service center                                23,817              23,832
Other                                                13,716              13,159
                                         ----------------------------------------
Total                                              $495,133            $486,492
                                         ========================================

4.      Property Acquisition

On January 30, 2002, the Company acquired Two Riverwood Place, a 99,500 square foot multi-story office building located in Pewaukee, Wisconsin, for a contract price of $8,095.

5.      Earnings per Share

The unvested restricted common share grants (166,664 shares at March 31, 2002) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at March 31, 2002, which are convertible to common shares on a one for one basis at the option of the holder.

6.      Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with these Statements.

The Company has performed the required impairment tests of goodwill as of March 31, 2002, and has determined that goodwill is not impaired as of that date.

7.      Impairment of Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement did not affect the Company’s financial position and results of operations for the quarter ended March 31, 2002.

The Company recognizes impairment losses for its properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying amount.

8.      Subsequent Event

The Company sold its property located at 160 Hansen Court, Wood Dale, Illinois, on April 22, 2002 for a contract price of $2,322 resulting in a gain on sale of approximately $1,100, which will be recognized in the second quarter of 2002.

ITEM 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three months ended March 31, 2002. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2001 10-K.

Trends

In 2001, occupancy rates in the markets in which the Company’s properties are located, primarily the suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati, declined due to increases in supply and decreases in demand for office space. As a result, the overall portfolio occupancy of the Company’s properties declined from 92% at the end of 2000 to 88% at the end of 2001, and approximately 84% at March 31, 2002. Occupancy declines in the Company’s portfolio of properties adversely impact the Company’s results of operations. The Company does not expect that the overall market will improve in 2002. As a result, the Company expects that overall portfolio occupancy will decline to approximately 83% through the end of 2002 and that revenues and net income will decrease slightly in 2002 as compared to 2001. Operating results for the quarter ended March 31, 2002, are consistent with these trends as net income decreased slightly as compared to the quarter ended March 31, 2001.

As of May 1, 2002, several tenants were in default under their leases for failure to make rent payments. The largest of these tenants, an affiliate of PSINet, Inc., has vacated its space and the Company expects that this tenant will not fully meet the financial obligations of its lease. Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company’s revenue in 2002.

Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.48% of the Company’s aggregate portfolio annualized base rent as of December 31, 2001, was placed in rehabilitation by the Pennsylvania Department of Insurance on April 1, 2002. The first step in the rehabilitation process is a financial evaluation of Legion Insurance by the Pennsylvania Department of Insurance. The two possible outcomes of the process are a plan of rehabilitation for Legion Insurance Company or an orderly liquidation of Legion Insurance Company. This process will take some time for the Pennsylvania Department to evaluate. Based on currently available information, the Company believes it is more likely than not that Legion will fulfill all terms of its lease. Legion Insurance Company is current on all its rental payments to date.

Three months ended March 31, 2002 compared to 2001

In analyzing the operating results for the three months ended March 31, 2002, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2001 are due principally to: (i) the addition of a full year’s operating results in 2002 of properties acquired in 2001 compared to the partial year’s operating results from the dates of their respective acquisitions in 2001, (ii) the addition of operating results of properties acquired in 2002 from the dates of acquisition and (iii) changes in operations of properties during 2002 compared to 2001. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

	Rental	Reimbursement	Real estate	Property
	income	income	taxes	operating
				expenses
Increase due to properties acquired in 2001	$1,438	$937	$423	$627
Increase due to properties acquired in 2002	119	56	7	59
Increase (decrease) in 2002 as compared to 2001	(890)	(581)	30	103
Total	$667	$412	$460	$789

Telecommunications income decreased by $63 during the quarter ended March 31, 2002 as compared to 2001 as certain tenants who paid these rentals in the first quarter of 2001 discontinued their businesses later in 2001.

Tenant service income decreased by $14 in the quarter ended March 31, 2002 as compared to 2001 as tenants’ use of additional services declined with the decline in portfolio occupancy.

Interest income decreased by $46 during the quarter ended March 31, 2002, as compared to 2001 as certain interest bearing employee shares loans were repaid in early 2002.

General and administrative expenses decreased by $178 during the quarter ended March 31, 2002 as compared to 2001 due to decreased bonus compensation costs.

Interest expense increased by $254 during the quarter ended March 31, 2002 as compared to 2001 due higher amounts outstanding under its unsecured credit facility and under its long-term debt during 2002 despite lower interest rates on its unsecured line of credit in 2002.

Depreciation and amortization expenses increased by $406 during the quarter ended March 31, 2002 as compared to 2001 because the Company had a gross book value of depreciable assets of $467,422 at March 31, 2002 as compared to $427,263 at March 31, 2001.

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

The net income for the office segment is as follows:

	Three months ended March 31
	2002	2001
Net Operating Income	$13,773	$13,730
Interest expense	(3,580)	(3,258)
Depreciation	(4,431)	(4,013)
Segment net income	$ 5,762	$ 6,459

The decrease in the office segment net income for the three months ended March 31, 2002 as compared to 2001 was due to increased depreciation expense in 2002 as the Company had a higher gross book value of depreciable office assets in 2002 as compared to 2001 and due to declining occupancy levels. Net operating income in this segment only increased $43 despite having more properties in this segment in 2002.

The net income for the office service center segment is as follows:

	Three months ended March 31
	2002	2001
Net Operating Income	$770	$1,021
Interest expense	(180)	(248)
Depreciation	(302)	(313)
Segment net income	$288	$460

The decrease in segment net income for the three months ended March 31, 2002 as compared to 2001 was due to decreases caused by declining occupancies in this property segment.

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

The Company is a party to a $150,000 unsecured credit facility that matures on March 23, 2004. Borrowings under the credit facility bear interest at LIBOR plus 1.0% to 1.2%, depending on overall Company leverage. The credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities. The Company may, depending on circumstances, decide to use secured debt as an alternative to the unsecured credit facility.

The Company expects to meet its short-term liquidity requirements for any property acquisitions and significant capital improvements through property dispositions and additional borrowings under its unsecured credit facility. The Company had $42,750 available for future borrowings under the unsecured credit facility at March 31, 2002.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

The Company sold its property located at 160 Hansen Court, Wood Dale, Illinois, on April 22, 2002 for a contract price of $2,322 resulting in a gain on sale of approximately $1,100, which will be recognized in the second quarter of 2002.

Forward-Looking Statements

Statements regarding leasing velocity and other expectations regarding average occupancy and portfolio occupancy rates, the anticipated effects of tenant defaults, acquisition and disposition opportunities, if any, the Company’s liquidity requirements and certain other statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be met. Various factors could cause actual results to differ materially from the Company’s expectations, including changes in interest rates, unexpected delays in project lease-up, changes in the local or national economies, unanticipated changes in the supply or demand for office space, increased sub-lease availability which could negatively impact space absorption, tenant default rates and other risks inherent in the real estate business. Many of these factors are beyond the Company’s ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements made in this report, the Company claims the protection of the safe harbor for forward-looking statements made in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements.

ITEM 3.    MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company’s interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

The Company’s variable rate debt under the unsecured credit facility bears interest at LIBOR plus 1% to 1.2% per annum depending on the Company’s overall leverage. Increases in LIBOR rates would increase the Company’s interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease the Company’s interest expense and increase its cash flow. In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company’s unsecured credit facility at a maximum of 4.73% per annum.

At March 31, 2002, the Company had $199,965 of fixed rate debt outstanding at an average rate of 6.31% (including the effect of the two swap agreements). If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt at lower effective interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 77% of the Company’s long-term debt outstanding at March 31, 2002 bears interest at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis

A tabular presentation of interest rate sensitivity is as follows:

                                                       Interest Rate Sensitivity
                                                 Principal Amount by Expected Maturity
                                                         Average Interest Rate

                                       2002         2003         2004         2005         2006   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable          $2,840     $14,776        $6,485       $4,146      $24,267      $98,355
     Average interest rate            6.96%        7.05%        7.71%        6.88%        6.69%        7.05%
Fixed Rate
     Bank loan payable (1)                                    $25,000
     Bank loan payable (2)                                    $25,000
     Average Interest rate

Variable Rate
     Bank loan payable (3)                -       -         $57,250              -            -            -
     Average interest rate (4)
     Bonds payable                     $340         $375         $415         $460         $505       $1,865
     Average interest rate              (5)          (5)          (5)          (5)          (5)          (5)
(1)	The maximum interest rate is 4.12% per annum until December 2003.
(2)	The maximum interest rate is 4.73% per annum until December 2004.
(3)	The variable rate bank debt under the unsecured credit facility payable accrues interest at LIBOR plus 1.2% per annum.
(4)	The average interest rate on the variable rate bank debt for the three months ended March 31, 2002 was 3.1% per annum. (5) The average interest rate on the bonds payable for the quarter ended March 31, 2002 was 3.25% per annum.
(5)	The average interest rate on the bonds payable for the quarter ended March 31, 2002 was 3.25% per annum.

Part II.    Other Information

ITEM 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are attached hereto:

Exhibit
Number	Description of Document

(b)	Reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT.
(Registrant)

Date: May 9, 2002	/s/James Hicks
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)