Form 10-Q
period 2002-06-30
GREAT LAKES REIT
filed 2002-08-13
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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
              Yes   X       No

Number of shares of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of August 1, 2002: 16,537,348

                                                 Great Lakes REIT
                                                Index to Form 10-Q
                                                   June 30, 2002

                                                                                  Page Number
                                                                                  -----------

Part I - Financial Information
         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of June 30, 2002
                      and December 31, 2001                                            3

                      Consolidated Statements of Income
                      for the three months
                      ended June 30, 2002 and 2001                                     4

                      Consolidated Statements of Income
                      for the six months
                      ended June 30, 2002 and 2001

                      Consolidated Statement of Changes
                      in Shareholders' Equity
                      for the six months ended June 30, 2002                           5

                      Consolidated Statements of Cash Flows
                      for the six months
                      ended June 30, 2002 and 2001                                     6

                      Notes to Consolidated Financial Statements                       7

         Item 2.      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                              11

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk      18

Part II - Other Information

         Item 6.      Exhibits and Reports on Form 8-K                                20

Great Lakes REIT
Consolidated Balance Sheets
(Dollars in Thousands, except per share data)                                                 June 30,         December 31,
                                                                                        ----------------------------------------
                                                                                                2002               2001
                                                                                                ----               ----
Assets
Properties:
Land                                                                                                 $61,402            $60,928
Buildings, improvements, and equipment                                                               446,875            436,047
                                                                                        ----------------------------------------
                                                                                                     508,277            496,975
Less accumulated depreciation                                                                         60,313             54,319
                                                                                        ----------------------------------------
                                                                                                     447,964            442,656
Properties held for sale, net                                                                         23,150             23,090
Cash and cash equivalents                                                                              4,824              2,896
Real estate tax escrows                                                                                  181                225
Rents receivable                                                                                       6,391              6,661
Deferred financing and leasing costs, net of accumulated amortization                                  7,220              6,674
Goodwill, net of accumulated amortization                                                              1,061              1,061
Other assets                                                                                           2,412              3,229
                                                                                        ----------------------------------------
Total assets                                                                                        $493,203           $486,492
                                                                                        ========================================

Liabilities and shareholders' equity:
Bank loan payable                                                                                   $110,250           $102,250
Mortgage loans payable                                                                               149,052            150,868
Bonds payable                                                                                          3,620              3,960
Accounts payable and accrued liabilities                                                               8,828              2,960
Accrued real estate taxes                                                                             11,623             12,710
Prepaid rent                                                                                           2,265              3,539
Security deposits                                                                                      1,675              1,629
                                                                                        ----------------------------------------
Total liabilities                                                                                    287,313            277,916
                                                                                        ----------------------------------------
Minority interests                                                                                       662                682
                                                                                        ----------------------------------------
Preferred shares of beneficial interest ($0.01 par value,                                             37,500             37,500
 10,000 shares authorized; 1,500 9 3/4% Series A
 Cumulative Redeemable shares, with a $25.00 per share
liquidation preference, issued and outstanding)
Common shares of beneficial interest ($0.01 par value, 60,000 shares                                     183                183
 authorized; 18,309 and 18,275 shares issued in 2002 and 2001, respectively)
Paid-in-capital                                                                                      235,430            235,371
Retained earnings (deficit)                                                                         (19,727)           (15,927)
Employee share loans                                                                                (18,517)           (20,083)
Deferred compensation                                                                                (2,193)            (2,325)
Accumulated other comprehensive income (loss)                                                          (124)                499
Treasury shares, at cost (1,772 shares)                                                             (27,324)           (27,324)
                                                                                        ----------------------------------------
Total shareholders' equity                                                                           205,228            207,894
                                                                                        ----------------------------------------
Total liabilities and shareholders' equity                                                          $493,203           $486,492
                                                                                        ========================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income
(Dollars in Thousands, except per share data)
                                                              Three months ended June 30,
                                                         -----------------------------------
                                                              2002                 2001
                                                              ----                 ----
Revenues:
Rental                                                         $19,175              $18,639
Reimbursements                                                   5,536                5,075
Parking                                                            127                  102
Telecommunications                                                  56                   91
Tenant service                                                      66                  103
Interest                                                           329                  397
Other                                                              274                  180
                                                         -----------------------------------
Total revenues                                                  25,563               24,587
                                                         -----------------------------------
Expenses:
Real estate taxes                                                4,043                3,768
Other property operating                                         6,778                6,194
General and administrative                                       1,462                1,337
Interest                                                         3,767                3,531
Depreciation and amortization                                    4,910                4,458
                                                         -----------------------------------
Total expenses                                                  20,960               19,288
                                                         -----------------------------------
Income from continuing operations                                4,603                5,299
Gain on sale of properties                                       1,034                    -
Discontinued operations, net                                       454                  528
Minority interests                                                (11)                 (13)
                                                         -----------------------------------
Net income                                                       6,080                5,814
Income allocated to preferred shareholders                         914                  914
                                                         -----------------------------------
Net income applicable to common shares                          $5,166               $4,900
                                                         ===================================

Earnings per common share - basic                                $0.32                $0.30
                                                         ===================================

Weighted average common shares outstanding - basic              16,371               16,580
                                                         ===================================

Diluted earnings per common share                                $0.31                $0.29
                                                         ===================================

Weighted average common shares outstanding - diluted            16,547               16,730
                                                         ===================================

Comprehensive income:
Net income                                                      $6,080               $5,814
Change in fair value of interest rate swap agreements            (922)                    -
                                                         -----------------------------------
Total comprehensive income                                      $5,158               $5,814
                                                         ===================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income
(Dollars in Thousands, except per share data)
                                                               Six months ended June 30,
                                                        -----------------------------------
                                                               2002                 2001
                                                               ----                 ----
Revenues:
Rental                                                        $37,766              $36,402
Reimbursements                                                 10,934               10,047
Parking                                                           255                  192
Telecommunications                                                128                  222
Tenant service                                                    129                  177
Interest                                                          670                  784
Other                                                             467                  332
                                                        -----------------------------------
Total revenues                                                 50,349               48,156
                                                        -----------------------------------
Expenses:
Real estate taxes                                               8,101                7,366
Other property operating                                       13,261               11,909
General and administrative                                      2,570                2,625
Interest                                                        7,527                7,037
Depreciation and amortization                                   9,528                8,663
                                                        -----------------------------------
Total expenses                                                 40,987               37,600
                                                        -----------------------------------
Income from continuing operations                               9,362               10,556
Gain on sale of properties                                      1,034                    -
Discontinued operations, net                                      889                1,164
Minority interests                                               (23)                 (25)
                                                        -----------------------------------
Net income                                                     11,262               11,695
Income allocated to preferred shareholders                      1,828                1,828
                                                        -----------------------------------
Net income applicable to common shares                         $9,434               $9,867
                                                        ===================================

Earnings per common share - basic                               $0.58                $0.60
                                                        ===================================

Weighted average common shares outstanding - basic             16,369               16,577
                                                        ===================================

Diluted earnings per common share                               $0.57                $0.59
                                                        ===================================

Weighted average common shares outstanding - diluted           16,518               16,720
                                                        ===================================

Comprehensive income:
Net income                                                    $11,262              $11,695
Change in fair value of interest rate swap agreements           (623)                    -
                                                        -----------------------------------
Total comprehensive income                                    $10,639              $11,695
                                                        ===================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statement of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2002
(Dollars in Thousands)

------------------------------------------------------------------------------
Preferred Shares
Balance at beginning of period                                        $37,500
------------------------------------------------------------------------------
Balance at end of period                                               37,500

Common Shares
Balance at beginning of period                                            183
------------------------------------------------------------------------------
Balance at end of period                                                  183

Paid-in capital
Balance at beginning of period                                        235,371
Exercise of share options                                                  59
------------------------------------------------------------------------------
Balance at end of period                                              235,430

Retained earnings (deficit)
Balance at beginning of period                                       (15,927)
Net income                                                             11,262
Distributions/dividends                                              (15,062)
------------------------------------------------------------------------------
Balance at end of period                                             (19,727)

Employee share loans
Balance at beginning of period                                       (20,083)
Repayment of loans                                                      1,566
------------------------------------------------------------------------------
Balance at end of period                                             (18,517)

Deferred compensation
Balance at beginning of period                                        (2,325)
Amortization of deferred compensation                                     132
------------------------------------------------------------------------------
Balance at end of period                                              (2,193)

Accumulated other comprehensive income (loss)
Balance at beginning of period                                            499
Change in fair value of interest rate swap agreements                   (623)
------------------------------------------------------------------------------
Balance at end of period                                                (124)

Treasury shares
Balance at beginning of period                                       (27,324)
------------------------------------------------------------------------------
Balance at end of period                                             (27,324)
------------------------------------------------------------------------------
Total shareholders' equity                                           $205,228
==============================================================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows
(in thousands)
                                                                              Six Months Ended June 30,
                                                                    -----------------------------------------
                                                                              2002                    2001
                                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $11,262                 $11,695
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                               9,992                   9,162
   Gain on sale of properties                                                (1,034)                       -
   Other non cash items                                                          157                     178
Net changes in assets and liabilities:
   Rents receivable                                                            2,330                     681
   Real estate tax escrows and other assets                                    (250)                     164
   Accounts payable, accrued expenses and other liabilities                  (4,030)                 (3,303)
   Accrued real estate taxes                                                 (1,087)                    (84)
   Payment of deferred leasing costs                                         (1,743)                 (1,032)
                                                                    -----------------------------------------
Net cash provided by operating activities                                     15,597                  17,461
                                                                    -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                       (8,095)                (25,894)
Additions to buildings and improvements                                      (6,553)                 (7,125)
Proceeds from property sales                                                   2,190                       -
Other investing activities                                                     (123)                    (75)
                                                                    -----------------------------------------
Net cash used by investing activities                                       (12,581)                (33,094)
                                                                    -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                           59                      42
Proceeds from repayment of employee share loans                                1,566                       -
Proceeds from bank and mortgage loans payable                                 10,000                 183,419
Distributions / dividends paid                                               (8,447)                 (8,526)
Distributions to minority interests                                             (48)                    (16)
Payment of bank and mortgage loans and bonds                                 (4,156)               (158,018)
Payment of deferred financing costs                                             (62)                 (1,181)
                                                                    -----------------------------------------
Net cash provided by financing activities                                    (1,088)                  15,720
                                                                    -----------------------------------------
Net increase (decrease) in cash and cash equivalents                           1,928                      87
Cash and cash equivalents, beginning of year                                   2,896                     785
                                                                    -----------------------------------------
Cash and cash equivalents, end of quarter                                     $4,824                    $872
                                                                    =========================================

Supplemental disclosure of cash flow:
Interest paid                                                                 $7,582                  $7,224
                                                                    =========================================

Non cash financing transactions:
Employee share purchase loans                                                      -                    $265
                                                                    =========================================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Notes to Consolidated Financial Statements
(Unaudited)
Dollars in thousands, except per share data

1.      Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the “Company”), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States. At June 30, 2002, the Company owned and operated 38 properties, primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office space to over 500 tenants that are engaged in a variety of businesses.

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

2.      Derivatives and Hedging Activities

In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company’s unsecured bank credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company’s unsecured bank credit facility at a maximum of 4.73% per annum. The Company is exposed to credit loss in the event of non-performance by counterparties under these agreements, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

At June 30, 2002, the fair value of the swap agreements was a liability of $124 and is reflected as accumulated other comprehensive income(loss) in the consolidated balance sheet as of June 30, 2002.

3.      Segment Information

The Company has two reportable segments, distinguished by property type. The property types are office and office service center that represent 91% and 9% (as measured by square feet) of the Company’s overall portfolio, respectively. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities, including food service areas, atriums and limited underground parking facilities. Office service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. As of June 30, 2002, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company’s portfolio and only 20 tenants individually represented more than 1% of the aggregate annualized base rent.

The Company evaluates performance and makes investment decisions in part based on net operating income, which is property revenues (rental and reimbursement income) less property operating expenses and real estate taxes. Net operating income is a widely recognized industry measure of a property’s performance.

The following table represents a summary report of segment information for the three months ended June 30, 2002 and 2001:

                                                        Three months ended June 30,     Six months ended June 30,
                                                               2002              2001          2002         2001
                                                  ---------------------------------------------------------------
Revenues:
Office                                                      $23,973           $22,932       $47,145      $44,621
Office service center                                         1,067             1,258         2,303        2,751
Deferred rental income                                          194                 -           231            -
Interest                                                        329               397           670          784
                                                  ---------------------------------------------------------------
Total                                                       $25,563           $24,587       $50,349      $48,156
                                                  ===============================================================

Net operating income:
Office                                                      $13,763           $13,551       $26,914      $26,542
Office service center                                           456               677         1,172        1,555
                                                  ---------------------------------------------------------------
Total                                                       $14,219           $14,228       $28,086      $28,097
                                                  ===============================================================

Depreciation and amortization:
Office                                                       $4,299            $4,002        $8,510       $7,786
Office service center                                           487               298           770          594
Other                                                           124               158           248          283
                                                  ---------------------------------------------------------------
Total                                                        $4,910            $4,458        $9,528       $8,663
                                                  ===============================================================

Interest expense:
Office                                                       $3,655            $3,334        $7,302       $6,594
Office service center                                           112               197           225          443
                                                  ---------------------------------------------------------------
Total                                                        $3,767            $3,531        $7,527       $7,037
                                                  ===============================================================

Income before allocation to minority interests:
Office net operating income                                 $13,763           $13,551       $26,914      $26,542
Office service center net operating income                      456               677         1,172        1,555
Office interest expense                                     (3,655)           (3,334)       (7,302)      (6,594)
Office service center interest expense                        (112)             (197)         (225)        (443)
Office depreciation                                         (4,299)           (4,002)       (8,510)      (7,786)
Office service center depreciation                            (487)             (298)         (770)        (594)
Deferred rental revenues                                        194                 -           231            -
Interest income                                                 329               397           670          784
General and administrative expenses                         (1,462)           (1,337)       (2,570)      (2,625)
Other depreciation                                            (124)             (158)         (248)        (283)
                                                  ---------------------------------------------------------------
Income before allocation to minority interests:              $4,603            $5,299        $9,362      $10,556
                                                  ===============================================================

Additions to properties:
Office                                                         $231            $3,372          $469      $32,417
Office service center                                         3,662                50        14,179          602
                                                  ---------------------------------------------------------------
Total                                                        $3,893            $3,422       $14,648      $33,019
                                                  ===============================================================

Following is a summary of segment assets at June 30, 2002 and December
31, 2001:
                                             June 30,        December 31,
                                   ----------------------------------------
                                                2002                2001
Assets
Office                                        $430,922            $428,441
Office service center                           22,585              21,802
Properties held for sale                        23,150              23,090
Other                                           16,546              13,159
                                   ----------------------------------------
Total                                         $493,302            $486,492
                                   ========================================

4.      Property Acquisition

On January 30, 2002, the Company acquired Two Riverwood Place, a 99,500 square foot multi-story office building located in Pewaukee, Wisconsin, for a contract price of $8,095.

5.      Property Dispositions

The Company sold its property located at 160 Hansen Court, Wood Dale, Illinois, on April 22, 2002 for a contract price of $2,322 resulting in a gain on sale of $1,034 in the second quarter of 2002.

The Company sold its property located at 3400 Dundee Road, Northbrook, Illinois, on July 1, 2002 for a contract price of $8,175 resulting in a gain on sale of approximately $4,000 to be recognized in the third quarter of 2002.

6.      Earnings per Share

The unvested restricted common share grants (166,664 shares at June 30, 2002) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at June 30, 2002, which are convertible to common shares on a one for one basis at the option of the holder.

7.      Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with these Statements.

The Company has performed the required impairment tests of goodwill as of June 30, 2002, and has determined that goodwill is not impaired as of that date.

8.      Impairment of Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement did not affect the Company’s financial position and results of operations for the quarter ended June 30, 2002.

The Company recognizes impairment losses for its properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying amount.

9.      Discontinued Operations

The components of discontinued operations for the three and six months ended June 30, 2002 and 2001 are outlined below and include the results of operations through the date of each respective sale for the three and six months ended June 30, 2002 (or the full quarter of operations for properties held for sale) and a full quarter of operations for the three and six months ended June 30, 2001 for the following:

-	the properties sold in 2002 (see Note 5)
-	the property held for sale at June 30, 2002.
                                         Three months ended                 Six months ended
                                       June 30, 2002     June 30, 2001     June 30, 2002    June 30, 2001

Revenues                                   $   1,276         $   1,370         $   2,500        $   2,781
                                    ---------------------------------------------------------------------
Expenses:
Real estate taxes                                224               221              452               449
Other property operating                         372               368              695               669
Depreciation and amortization                    226               253              464               499
                                    ---------------------------------------------------------------------
Total expenses                                   822               842            1,611             1,617
                                    ---------------------------------------------------------------------
Discontinued operations, net                 $   454           $   528          $   889         $   1,164
                                    =====================================================================

10.      Subsequent Event

On August 1, 2002, the Company acquired 1111 Touhy Avenue, Des Plaines, Illinois, a 148,000 square foot office building, for a contract price of $10,050.

ITEM 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended and as of June 30, 2002. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2001 10-K.

Trends

In 2001, occupancy rates in the markets in which the Company’s properties are located, primarily the suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati, continued to decline due to increases in supply and decreases in demand for office space. As a result, the overall portfolio occupancy of the Company’s properties declined from 92% at the end of 2000 to 88% at the end of 2001, and 83% at June 30, 2002. Occupancy declines in the Company’s portfolio of properties adversely impact the Company’s results of operations. The Company does not expect that the markets in which it operates will improve in 2002. As a result, the Company expects that overall portfolio occupancy will remain at approximately 83% through the end of 2002 and that revenues and net income will decrease in 2002 as compared to 2001. Operating results for the three and six months ended June 30, 2002, are consistent with these trends as income from continuing operations decreased as compared to the same periods ended June 30, 2001.

As of August 1, 2002, several tenants were in default under their leases for failure to make rent payments. Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company’s revenue in 2002.

In June 2002, the Company terminated the lease of an affiliate of PSINet, Inc., that had vacated its space in late 2001 and ceased paying rent in 2001, and received a payment of $475. No future payments will be received from this tenant.

Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.48% of the Company’s aggregate portfolio annualized base rent as of December 31, 2001, was placed in rehabilitation by the Pennsylvania Department of Insurance on April 1, 2002. The first step in the rehabilitation process is a financial evaluation of Legion Insurance by the Pennsylvania Department of Insurance. The two possible outcomes of the process are a plan of rehabilitation for Legion Insurance Company or an orderly liquidation of Legion Insurance Company. As of August 1, 2002, the Pennsylvania Department of Insurance has not announced its recommendation for Legion Insurance Company. Based on currently available information, the Company believes it is more likely than not that Legion will fulfill all terms of its lease. Legion Insurance Company is current on its rental payments to date.

Three months ended June 30, 2002 compared to 2001

In analyzing the operating results for the three months ended June 30, 2002, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2001 are due principally to: (i) the addition of a full year’s operating results in 2002 of properties acquired in 2001 compared to the partial year’s operating results from the dates of their respective acquisitions in 2001, (ii) the addition of operating results of properties acquired in 2002 from the dates of acquisition and (iii) changes in operations of properties during 2002 compared to 2001 due to occupancy declines. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

	Rental income	Reimbursement income	Real estate taxes	Property operating expenses
Increase due to properties acquired in 2001	$705	$485	$161	$278
Increase due to properties acquired in 2002	364	83	7	69
Increase (decrease) in 2002 as compared to 2001	(533)	(107)	107	237
Total	$536	$461	$275	$584

Telecommunications income decreased by $35 during the quarter ended June 30, 2002 as compared to 2001 as certain tenants who paid these rentals in early 2001 discontinued their businesses later in 2001.

Tenant service income decreased by $37 in the quarter ended June 30, 2002 as compared to 2001 as tenants' use of additional services declined with the decline in portfolio occupancy.

Interest income decreased by $68 during the quarter ended June 30, 2002, as compared to 2001 as certain interest-bearing employee share loans were repaid in early 2002.

General and administrative expenses increased by $125 during the quarter ended June 30, 2002 as compared to 2001 due to certain state income taxes paid during the second quarter of 2002.

Interest expense increased by $236 during the quarter ended June 30, 2002 as compared to 2001 due to higher amounts outstanding under its unsecured bank credit facility and its long-term debt during 2002 offset in part by lower interest rates on its unsecured bank credit facility in 2002.

Depreciation and amortization expenses increased by $452 during the quarter ended June 30, 2002 as compared to 2001 because the Company had a gross book value of depreciable assets of $446,875 at June 30, 2002 as compared to $430,180 at June 30, 2001.

Six months ended June 30, 2002 compared to 2001

In analyzing the operating results for the six months ended June 30, 2002, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2001 are due principally to: (i) the addition of a full year's operating results in 2002 of properties acquired in 2001 compared to the partial year's operating results from the dates of their respective acquisitions in 2001, (ii) the addition of operating results of properties acquired in 2002 from the dates of acquisition and (iii) changes in operations of properties during 2002 compared to 2001 due to occupancy declines. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

	Rental income	Reimbursement income	Real estate taxes	Property operating expenses
Increase due to properties acquired in 2001	$1,920	$1,243	$469	$802
Increase due to properties acquired in 2002	482	139	14	123
Increase (decrease) in 2002 as compared to 2001	(1,038)	(495)	252	427
Total	$1,364	$887	$735	$1,352

Telecommunications income decreased by $94 during the six months ended June 30, 2002 as compared to 2001 as certain tenants who paid these rentals in the first quarter of 2001 discontinued their businesses later in 2001.

Tenant service income decreased by $48 in the six months ended June 30, 2002 as compared to 2001 as tenants' use of additional services declined with the decline in portfolio occupancy.

Interest income decreased by $114 during the six months ended June 30, 2002, as compared to 2001 as certain interest bearing employee share loans were repaid in early 2002.

Interest expense increased by $490 during the six months ended June 30, 2002 as compared to 2001 due to higher amounts outstanding under its unsecured bank credit facility and its long-term debt during 2002 offset in part by lower interest rates on its unsecured bank credit facility in 2002.

Depreciation and amortization expenses increased by $865 during the six months ended June 30, 2002 as compared to 2001 because the Company had a gross book value of depreciable assets of $446,875 at June 30, 2002 as compared to $430,180 at June 30, 2001.

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

The net income for the office segment is as follows:

                                    Three months ended June 30          Six months ended June 30
                                    --------------------------          --------------------------
                                       2002              2001            2002                2001
                                       ----              ----            ----                ----
Net operating income                $13,763           $13,551           $26,914             $26,542
Interest expense                    (3,655)           (3,334)           (7,302)             (6,594)
Depreciation                        (4,299)           (4,002)           (8,510)             (7,786)
                                    --------------------------         ----------------------------
Segment net income                  $ 5,809           $ 6,215           $11,102             $12,162
                                    ==========================         ============================

The decrease in net income for the three months and six months ended June 30, 2002 as compared to 2001 was due to declining occupancies in this segment.

The net income for the office service center segment is as follows:

                                    Three months ended June 30           Six months ended June 30
                                    --------------------------         -----------------------------
                                      2002                2001            2002                  2001
                                      ----                ----            ----                  ----
Net operating income                 $ 456            $    677          $ 1,172               $ 1,555
Interest expense                      (112)              (197)            (225)                 (443)
Depreciation                          (487)              (298)            (770)                 (594)
                                     -------------------------         ------------------------------
Segment net income (loss)           $ (143)           $    182            $ 177               $   518
                                    ==========================         ==============================

The decrease in net income for the three months and six months ended June 30, 2002 as compared to 2001 was due declining occupancies in this property segment.

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

The Company is a party to a $150,000 unsecured bank credit facility that matures on March 23, 2004. Borrowings under the unsecured bank credit facility bear interest at LIBOR plus 1.0% to 1.2%, depending on overall Company leverage. The unsecured bank credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The unsecured bank credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities. The Company may, depending on circumstances, seek to utilize secured debt as an alternative to the unsecured credit facility.

The Company expects to meet its short-term liquidity requirements for any property acquisitions and significant capital improvements through property dispositions and additional borrowings under its unsecured bank credit facility. The Company had $39,750 available for future borrowings under the unsecured bank credit facility at June 30, 2002.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

The Company sold its property located at 160 Hansen Court, Wood Dale, Illinois, on April 22, 2002 for a contract price of $2,322 resulting in a gain on sale of $1,034, which was recognized in the second quarter of 2002.

The Company sold its property located at 3400 Dundee Road, Northbrook, Illinois, on July 1, 2002 for a contract price of $8,175 resulting in a gain on sale of approximately $4,000 to be recognized in the third quarter of 2002.

On August 1, 2002, the Company acquired 1111 Touhy Avenue, Des Plaines, Illinois, a 148,000 square foot office building, for a contract price of $10,050. Funds for the purchase came from the sale of 160 Hansen Court and borrowings under the Company's unsecured bank credit facility.

The Company is performing due diligence under a contract it signed to purchase of a portfolio of medical office buildings as well as one other office building acquisition. If consummated, the acquisition of these properties will be funded with a combination of secured long-term debt, borrowings on its unsecured credit facility, and the proceeds of property dispositions completed and expected to be completed in 2002. To date, the Company has not entered into any commitments for such funding (other than the amounts available under the unsecured bank credit facility).

Forward-Looking Statements

Statements regarding leasing velocity and other expectations regarding average occupancy and portfolio occupancy rates, the future strength of Midwestern office markets, the anticipated effects of tenant defaults, acquisition and disposition volume and opportunities, if any, the Company's liquidity requirements and certain other statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will be met. Key factors that may cause actual results to differ from projected results include changes in: interest rates; local and/or national economic conditions; the pace of office space development and sub-lease availability; tenant office space demand; the financial position of the Company's tenants, including changes that may lead to increases in tenant defaults; actual tenant default rates compared to anticipated default rates; and other risks inherent in the real estate business. Many of these factors are beyond the Company's ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements made in this report, the Company claims the protection of the safe harbor for forward-looking statements made in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements.

ITEM 3.     MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.

The Company's variable rate debt under the unsecured bank credit facility bears interest at LIBOR plus 1% to 1.2% per annum depending on the Company's overall leverage. Increases in LIBOR rates would increase the Company's interest expense and reduce its cash flow. Conversely, declines in LIBOR rates would decrease the Company's interest expense and increase its cash flow. In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company's unsecured credit facility at a maximum of 4.12%. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company's unsecured bank credit facility at a maximum of 4.73% per annum.

At June 30, 2002, the Company had $199,051 of fixed rate debt outstanding at an average rate of 6.37% (including the effect of the two swap agreements). If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt prior to maturity at lower effective interest rates due to prepayment restrictions and penalties on its fixed rate debt.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 76% of the Company's long-term debt outstanding at June 30, 2002 bears interest at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis

A tabular presentation of interest rate sensitivity is as follows:

                                             Interest Rate Sensitivity
                                       Principal Amount by Expected Maturity
                                               Average Interest Rate

                                       2002         2003         2004         2005         2006   Thereafter
Liabilities:
Fixed Rate
     Mortgage loans payable          $1,926     $14,716        $6,465       $4,146      $24,162      $97,636
     Average interest rate            6.96%        7.05%        7.71%        6.88%        6.69%        7.05%
Fixed Rate
     Bank loan payable (1)                                    $25,000
     Bank loan payable (2)                                    $25,000
     Average Interest rate

Variable Rate
     Bank loan payable (3)                -       -           $60,250              -            -            -
     Average interest rate (4)
     Bonds payable                        -         $375         $415         $460         $505       $1,865
     Average interest rate              (5)          (5)          (5)          (5)          (5)          (5)
(1)	The maximum interest rate is 4.12% per annum until December 2003.
(2)	The maximum interest rate is 4.73% per annum until December 2004.
(3)	The variable rate bank debt under the unsecured bank credit facility payable accrues interest at LIBOR plus 1.2% per annum.
(4)	The average interest rate on the variable rate bank debt for the six months ended June 30, 2002 was 3.4% per annum.
(5)	The average interest rate on the bonds payable for the six months ended June 30, 2002 was 3.8% per annum.

Part II.    Other Information

ITEM 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are attached hereto:

Exhibit
Number	Description of Document
10.1	Form of Limited Purpose Employee Loan Program Loan and Security Agreement for use in connection with limited purpose employee loans; (incorporated by reference to exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Amounts that were to mature in 2002 for Richard A. May, Patrick R. Hunt, Raymond M. Braun and Richard L. Rasley were extended to mature one year later.

(b)	Reports on Form 8-K:
none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT.
(Registrant)

Date: August 13, 2002	/s/James Hicks
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)