Form 10-Q
period 2002-09-30
GREAT LAKES REIT
filed 2002-11-13
CIK 1063393

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-14307

Great Lakes REIT
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4238056 (IRS employer identification no.)
823 Commerce Drive, Suite 300, Oak Brook, IL 60523 (Address of principal executive offices) (Zip Code)
(630) 368 - 2900 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Number of shares of the registrant's common shares of beneficial interest, $.01 par value per share, outstanding as of November 1, 2002: 16,541,630

Great Lakes REIT

Index to Form 10-Q

September 30, 2002

Great Lakes REIT

Consolidated Balance Sheets

(Dollars in Thousands, except per share data)

	September 30, 2002	December 31, 2001
Assets
Properties:
Land	$63,065	$60,199
Buildings, improvements, and equipment	458,007	434,204

	521,072	494,403
Less accumulated depreciation	63,371	53,792

	457,701	440,611
Properties held for sale, net	767	25,135
Cash and cash equivalents	23,324	2,896
Real estate tax escrows	288	225
Rents receivable	6,478	6,661
Deferred financing and leasing costs, net of accumulated amortization	8,736	6,674
Goodwill, net of accumulated amortization	1,061	1,061
Other assets	2,887	3,229

Total assets	$501,242	$486,492

Liabilities and shareholders' equity:
Bank loan payable	$114,450	$102,250
Mortgage loans payable	148,123	150,868
Bonds payable	3,620	3,960
Accounts payable and accrued liabilities	4,341	2,960
Accrued real estate taxes	14,183	12,710
Prepaid rent	4,270	3,539
Security deposits	1,532	1,629
Dividends payable	2,538	—

Total liabilities	293,057	277,916

Minority interests	676	682

Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,500 9 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share liquidation preference, issued and outstanding)	37,500	37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 18,309 and 18,275 shares issued in 2002 and 2001, respectively)	183	183
Paid-in-capital	235,484	235,371
Retained earnings (deficit)	(16,975)	(15,927)
Employee share loans	(18,101)	(20,083)
Deferred compensation	(2,111)	(2,325)
Accumulated other comprehensive income (loss)	(1,147)	499
Treasury shares, at cost (1,772 shares)	(27,324)	(27,324)

Total shareholders' equity	207,509	207,894

Total liabilities and shareholders' equity	$501,242	$486,492

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Three months ended September 30,
	2002	2001
Revenues:
Rental	$18,931	$18,657
Reimbursements	5,094	5,186
Parking	118	116
Telecommunications	56	148
Tenant service	128	107
Interest	330	383
Other	231	116

Total revenues	24,888	24,713

Expenses:
Real estate taxes	3,961	3,988
Other property operating	6,684	6,400
General and administrative	1,318	1,210
Interest	3,807	3,676
Depreciation and amortization	5,007	4,563

Total expenses	20,777	19,837

Income from continuing operations	4,111	4,876
Gain on sale of properties	6,130	—
Discontinued operations, net	134	525
Minority interests	(10)	(12)

Net income	10,365	5,389
Income allocated to preferred shareholders	914	914

Net income applicable to common shares	$9,451	$4,475

Earnings per common share—basic	$0.58	$0.27

Weighted average common shares outstanding—basic	16,372	16,580

Diluted earnings per common share	$0.57	$0.27

Weighted average common shares outstanding—diluted	16,552	16,737

Comprehensive income:
Net income	$10,365	$5,389
Change in fair value of interest rate swap agreements	(1,023)	—

Total comprehensive income	$9,342	$5,389

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Income

(Dollars in Thousands, except per share data)

	Nine months ended September 30,
	2002	2001
Revenues:
Rental	$56,697	$55,005
Reimbursements	16,028	15,199
Parking	373	309
Telecommunications	119	370
Tenant service	257	284
Interest	1,000	1,167
Other	698	443

Total revenues	75,172	72,777

Expenses:
Real estate taxes	12,049	11,342
Other property operating	19,856	18,923
General and administrative	3,888	3,835
Interest	11,334	10,713
Depreciation and amortization	14,362	13,202

Total expenses	61,489	57,385

Income from continuing operations	13,683	15,392
Gain on sale of properties	7,165	—
Discontinued operations, net	812	1,730
Minority interests	(34)	(37)

Net income	21,626	17,085
Income allocated to preferred shareholders	2,742	2,742

Net income applicable to common shares	$18,884	$14,343

Earnings per common share—basic	$1.15	$0.87

Weighted average common shares outstanding—basic	16,370	16,572

Diluted earnings per common share	$1.14	$0.86

Weighted average common shares outstanding—diluted	16,532	16,727

Comprehensive income:
Net income	$21,626	$17,085
Change in fair value of interest rate swap agreements	(1,646)	—

Total comprehensive income	$19,980	$17,085

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statement of Changes in Shareholders' Equity

For the Nine Months Ended September 30, 2002

(Dollars in Thousands)

Preferred Shares
Balance at beginning of period	$37,500

Balance at end of period	37,500
Common Shares
Balance at beginning of period	183

Balance at end of period	183
Paid-in capital
Balance at beginning of period	235,371
Exercise of share options	113

Balance at end of period	235,484
Retained earnings (deficit)
Balance at beginning of period	(15,927)
Net income	21,626
Distributions/dividends	(22,674)

Balance at end of period	(16,975)
Employee share loans
Balance at beginning of period	(20,083)
Repayment of loans	1,982

Balance at end of period	18,101
Deferred compensation
Balance at beginning of period	(2,325)
Amortization of deferred compensation	214

Balance at end of period	(2,111)
Accumulated other comprehensive income (loss)
Balance at beginning of period	499
Change in fair value of interest rate swap agreements	(1,646)

Balance at end of period	(1,147)
Treasury shares
Balance at beginning of period	(27,324)

Balance at end of period	(27,324)

Total shareholders' equity	$207,509

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,626	$17,085
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	15,056	13,997
Gain on sale of properties	(7,165)	—
Other non cash items	250	265
Net changes in assets and liabilities:
Rents receivable	183	(178)
Real estate tax escrows and other assets	(1,364)	(937)
Accounts payable, accrued expenses and other liabilities	2,319	(40)
Accrued real estate taxes	1,473	2,731
Payment of deferred leasing costs	(2,393)	(1,277)

Net cash provided by operating activities	29,986	31,646

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties	(18,647)	(57,038)
Additions to buildings and improvements	(10,842)	(9,035)
Proceeds from property sales	31,679	—
Other investing activities	(635)	(86)

Net cash used by investing activities	1,555	(66,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options	113	238
Proceeds from repayment of employee share loans	1,982	—
Proceeds from bank and mortgage loans payable	19,200	220,070
Distributions / dividends paid	(20,442)	(16,143)
Distributions to minority interests	(59)	(49)
Payment of bank and mortgage loans and bonds	(10,085)	(165,749)
Payment of deferred financing costs	(1,821)	(1,441)

Net cash provided by financing activities	(11,112)	36,303

Net increase (decrease) in cash and cash equivalents	20,428	1,790
Cash and cash equivalents, beginning of year	2,896	785

Cash and cash equivalents, end of period	$23,324	$2,575

Supplemental disclosure of cash flow:
Interest paid	$11,352	$7,224

Non cash financing transactions:
Employee share purchase loans	—	$265

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Notes to Consolidated Financial Statements

(Unaudited)

Dollars in thousands, except per share data

1.    Basis of Presentation

        Great Lakes REIT, a Maryland real estate investment trust (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States. At September 30, 2002, the Company owned and operated 36 properties, primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office space to over 500 tenants that are engaged in a variety of businesses.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and controlled partnership. Intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's most recent year-end audited financial statements, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"). In the opinion of management, the financial statements herein contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the 2001 10-K.

2.    Derivatives and Hedging Activities

        In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement has a term of two years and fixes the interest rate on $25,000 of the Company's unsecured bank credit facility outstanding at a maximum of 4.12% per annum. The second swap agreement has a term of three years and fixes the interest rate on $25,000 of the Company's unsecured bank credit facility outstanding at a maximum of 4.73% per annum. The Company is exposed to credit loss in the event of non-performance by counterparties under these agreements, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

        At September 30, 2002, the fair value of the swap agreements was a liability of $1,147 and is reflected as accumulated other comprehensive income (loss) in the consolidated balance sheet as of September 30, 2002.

3.    Segment Information

        The Company has two reportable segments, distinguished by property type. The property types are office and office service center and represent 92% and 8% (as measured by square feet) of the Company's overall portfolio, respectively. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities, including food service areas, atriums and limited underground parking facilities. Office service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. As of September 30, 2002, the properties were leased to more than 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 20 tenants individually represented more than 1% of the aggregate annualized base rent.

        The Company evaluates performance and makes investment decisions in part based on net operating income, which is total property revenues (rental, reimbursement, parking, telecommunications, tenant service and other income), less property operating expenses and real estate taxes. Net operating income is a widely recognized industry measure of a property's performance.

        The following table represents a summary report of segment information for the three months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Office	$23,388	$23,096	$70,466	$67,723
Office service center	1,063	1,234	3,368	3,887
Deferred rental income	107	—	338	—
Interest	330	383	1,000	1,167

Total	$24,888	$24,713	$75,172	$72,777

Net operating income:
Office	$13,109	$13,169	$40,014	$39,666
Office service center	697	773	1,915	2,309

Total	$13,806	$13,942	$41,929	$41,975

Depreciation and amortization:
Office	$4,624	$4,126	$13,137	$11,912
Office service center	256	286	852	856
Other	127	151	373	434

Total	$5,007	$4,563	$14,362	$13,202

Interest expense:
Office	$3,584	$3,462	$10,667	$10,072
Office service center	223	214	667	641

Total	$3,807	$3,676	$11,334	$10,713

Income before allocation to minority interests:
Office net operating income	$13,109	$13,169	$40,014	$39,666
Office service center net operating income	697	773	1,915	2,309
Office interest expense	(3,584)	(3,462)	(10,667)	(10,072)
Office service center interest expense	(223)	(214)	(667)	(641)
Office depreciation	(4,624)	(4,126)	(13,137)	(11,912)
Office service center depreciation	(256)	(286)	(852)	(856)
Deferred rental revenues	107	—	338	—
Interest income	330	383	1,000	1,167
General and administrative expenses	(1,318)	(1,210)	(3,888)	(3,835)
Other depreciation	(127)	(151)	(373)	(434)

Income before allocation to minority interests:	$4,111	$4,876	$13,683	$15,392

Additions to properties:
Office	$14,548	$33,054	$28,727	$65,471
Office service center	293	—	$762	602

Total	$14,841	$33,054	$29,489	$66,073

        Following is a summary of segment assets at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Assets
Office	$434,742	$426,396
Office service center	20,769	21,802
Properties held for sale	767	25,135
Other	44,964	13,159

Total	$501,242	$486,492

4.    Property Acquisitions

        On January 30, 2002, the Company acquired Two Riverwood Place, a 99,500 square foot multi-story office building located in Pewaukee, Wisconsin, for a contract price of $8,095.

        On August 1, 2002, the Company acquired 1111 Touhy Avenue, Des Plaines, Illinois, a 148,000 square foot multi-story office building, for a contract price of $10,050.

5.    Property Dispositions

        The Company sold its property located at 160 Hansen Court, Wood Dale, Illinois, on April 22, 2002 for a contract price of $2,322, resulting in a gain on sale of $1,035 in the second quarter of 2002.

        The Company sold its property located at 3400 Dundee Road, Northbrook, Illinois, on July 1, 2002 for a contract price of $8,175, resulting in a gain on sale of $3,770 recognized in the third quarter of 2002.

        The Company sold its property located at 305, 315 and 325 Eisenhower Parkway, Ann Arbor, Michigan, on August 31,2002 for a contract price of $21,800, resulting in a gain on sale of $2,360 recognized in the third quarter of 2002.

6.    Earnings per Share

        The unvested restricted common share grants (166,664 shares at September 30, 2002) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

        The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at September 30, 2002, which are convertible to common shares on a one for one basis at the option of the holder.

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

        The Company has performed the required impairment tests of goodwill as of September 30, 2002, and has determined that goodwill is not impaired as of that date.

8.    Impairment of Assets

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement did not affect the Company's financial position and results of operations for the quarter ended September 30, 2002.

        The Company recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

9.    Discontinued Operations

        The components of discontinued operations for the three and nine months ended September 30, 2002 and 2001 are outlined below and include the results of operations through the date of each respective sale for the three and nine months ended September 30, 2002 (or all operations of properties held for sale) and all operations for the three and nine months ended September 30, 2001 for the following:

  •
  the properties sold in 2002 (see Note 5)

  •
  the property held for sale at September 30, 2002.

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues	$545	$1,408	$3,043	$4,279

Expenses:
Real estate taxes	125	233	590	694
Other property operating	229	378	946	1,060
Depreciation and amortization	57	272	695	795

Total expenses	411	883	2,231	2,549

Discontinued operations, net	$134	$525	$812	$1,730

10.  Subsequent Events

        On October 1, 2002, the Company acquired eight medical office buildings in metropolitan Chicago totaling 459,000 square feet for a contract price of $59,561. In connection with this acquisition, the Company entered into a one-year mortgage loan in an amount of $36,000. The loan is due October 1, 2003 and bears interest at LIBOR plus 1.85% for the first six months of the loan term and LIBOR plus 2.5% for the second six months of the loan term.

        On October 15, 2002, the Company acquired 387 Shuman Boulevard, Naperville, Illinois, a 107,000 square foot multi-story office building, for a contract price of $7,820.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

        The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended and as of September 30, 2002. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2001 10-K.

Trends

        In 2001, occupancy rates in the markets in which the Company's properties are located, primarily the suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati, continued to decline due to increases in supply and decreases in demand for office space. As a result, the overall portfolio occupancy of the Company's properties declined from 92% at the end of 2000 to 88% at the end of 2001, and 83% at September 30, 2002. Occupancy declines in the Company's portfolio of properties adversely impact the Company's results of operations. The Company does not expect that the conditions in the markets in which it operates will improve in the remainder of 2002 or in 2003. As a result, the Company expects that overall portfolio occupancy will remain at approximately 83% through the end of 2002 and that revenues and net income will decrease in 2002 as compared to 2001. Operating results for the three and nine months ended September 30, 2002, are consistent with these trends as income from continuing operations decreased as compared to the same periods ended September 30, 2001.

        As of November 1, 2002, several tenants were in default under their leases for failure to make rent payments. Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company's revenue in the remainder of 2002 and in 2003.

        Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.48% of the Company's aggregate portfolio annualized base rent as of December 31, 2001, was placed in rehabilitation by the Pennsylvania Department of Insurance on April 1, 2002. After completing its review, the Pennsylvania Department of Insurance has recommended to the Commonwealth Court that Legion Insurance Company be liquidated. The Commonwealth Court has not yet approved the recommendation of the Pennsylvania Department of Insurance. Based on currently available information, the Company believes it is more likely than not that Legion will fulfill all terms of its lease in 2002 and 2003. Legion Insurance Company is current on its rental payments to date.

        Jones Cyber Solutions, Ltd., which leases 43,000 square feet of office space at 116 Inverness Drive, Englewood, Colorado, is in default under the terms of its lease that expires January 31, 2006. The Company expects to negotiate a settlement with this tenant whereby the Company will receive rent through March 31, 2003 at which time the lease will terminate.

Three months ended September 30, 2002 compared to 2001

        In analyzing the operating results for the three months ended September 30, 2002, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2001 are due principally to: (i) the addition of a full year's operating results in 2002 of properties acquired in 2001 compared to the partial year's operating results from the dates of their respective acquisitions in 2001, (ii) the addition of operating results of properties acquired in 2002 from the dates of acquisition and (iii) changes in operations of properties during 2002 compared to 2001 due to occupancy declines. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

	Rental income	Reimbursement income	Real estate taxes	Property operating expenses
Increase due to properties acquired in 2001	$312	$124	$232	$228
Increase due to properties acquired in 2002	815	73	156	185
Increase (decrease) in 2002 as compared to 2001	(853)	(289)	(415)	(129)

Total	$274	$(92)	$(27)	$284

        Telecommunications income decreased by $92 during the quarter ended September 30, 2002 as compared to 2001 as certain tenants who paid these rentals in early 2001 discontinued their businesses later in 2001.

        Tenant service income increased by $21 in the quarter ended September 30, 2002 as compared to 2001 due to the sale of certain engineering services.

        Interest income decreased by $53 during the quarter ended September 30, 2002, as compared to 2001 as certain interest-bearing employee share loans were repaid during 2002.

        General and administrative expenses increased by $108 during the quarter ended September 30, 2002 as compared to 2001 due to certain state income taxes paid during the third quarter of 2002.

        Interest expense increased by $131 during the quarter ended September 30, 2002 as compared to 2001 due to higher amounts outstanding under the unsecured bank credit facility and long-term debt during 2002 offset in part by lower interest rates on the unsecured bank credit facility in 2002.

        Depreciation and amortization expenses increased by $444 during the quarter ended September 30, 2002 as compared to 2001 because the Company had a gross book value of depreciable assets of $458,007 at September 30, 2002 as compared to $431,342 at September 30, 2001.

Nine months ended September 30, 2002 compared to 2001

        In analyzing the operating results for the nine months ended September 30, 2002, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2001 are due principally to: (i) the addition of a full year's operating results in 2002 of properties acquired in 2001 compared to the partial year's operating results from the dates of their respective acquisitions in 2001, (ii) the addition of operating results of properties acquired in 2002 from the dates of acquisition and (iii) changes in operations of properties during 2002 compared to 2001 due to occupancy declines. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.

	Rental income	Reimbursement income	Real estate taxes	Property operating expenses
Increase due to properties acquired in 2001	$2,232	$1,367	$702	$1,129
Increase due to properties acquired in 2002	1,298	211	169	329
Increase (decrease) in 2002 as compared to 2001	(1,838)	(749)	(164)	(525)

Total	$1,692	$829	$707	$933

        Telecommunications income decreased by $251 during the nine months ended September 30, 2002 as compared to 2001 as certain tenants who paid these rentals in the 2001 discontinued their businesses in 2001.

        Tenant service income decreased by $27 in the nine months ended September 30, 2002 as compared to 2001 as tenants' use of additional services declined with the decline in portfolio occupancy.

        Interest income decreased by $167 during the nine months ended September 30, 2002, as compared to 2001 as certain interest bearing employee share loans were repaid in early 2002.

        Interest expense increased by $621 during the nine months ended September 30, 2002 as compared to 2001 due to higher amounts outstanding under the unsecured bank credit facility and long-term debt during 2002 offset in part by lower interest rates on the unsecured bank credit facility in 2002.

        Depreciation and amortization expenses increased by $1,160 during the nine months ended September 30, 2002 as compared to 2001 because the Company had a gross book value of depreciable assets of $458,007 at September 30, 2002 as compared to $431,342 at September 30, 2001.

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

        The net income for the office segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net operating income	$13,109	$13,169	$40,014	$39,666
Interest expense	(3,584)	(3,462)	(10,667)	(10,072)
Depreciation	(4,624)	(4,126)	(13,137)	(11,912)

Segment net income	$4,901	$5,581	$16,210	$17,682

        The decrease in net income for the three months and nine months ended September 30, 2002 as compared to 2001 was due to declining occupancies in this segment.

        The net income for the office service center segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net operating income	$697	$773	$1,915	$2,309
Interest expense	(223)	(214)	(667)	(641)
Depreciation	(256)	(286)	(852)	(856)

Segment net income (loss)	$218	$273	$396	$812

        The decrease in net income for the three months and nine months ended September 30, 2002 as compared to 2001 was due declining occupancies in this property segment.

Liquidity and Capital Resources

        The Company expects to meet its short-term liquidity requirements principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in order to comply with certain federal income tax requirements applicable to real estate investment trusts ("REITs"). The Company's Board of Trustees regularly reviews the level of the Company's dividend payments and will continue or adjust such levels based on the Company's operating results and expectations regarding future results.

        The Company is a party to a $150,000 unsecured bank credit facility that matures on March 23, 2004. Borrowings under the unsecured bank credit facility bear interest at LIBOR plus 1.0% to 1.2%, depending on overall Company leverage. The unsecured bank credit facility contains financial covenants, including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and net property operating income. The unsecured bank credit facility also contains restrictions on, among other things, indebtedness, investments, dividends, liens, mergers and development activities. The Company has received a commitment from an institutional lender for $165,000 mortgage loan secured by several of its properties. This loan, which is expected to fund in late November 2002, will retire the unsecured bank credit facility. The closing is subject to customary closing conditions and completion of the loan documents. Accordingly, there can be no assurance that the loan will be completed on the terms and conditions contemplated.

        The Company expects to meet its short-term liquidity requirements for any property acquisitions and significant capital improvements through property dispositions and additional borrowings under its unsecured bank credit facility. The Company had $36,550 available for future borrowings under the unsecured bank credit facility at September 30, 2002.

        The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

        The Company sold its property located at 160 Hansen Court, Wood Dale, Illinois, on April 22, 2002 for a contract price of $2,322, resulting in a gain on sale of $1,035 recognized in the second quarter of 2002.

        The Company sold its property located at 3400 Dundee Road, Northbrook, Illinois, on July 1, 2002 for a contract price of $8,175, resulting in a gain on sale of $3,770 recognized in the third quarter of 2002.

        The Company sold its property located at 305, 315 and 325 Eisenhower Parkway, Ann Arbor, Michigan, on August 31, 2002 for a contract price of $21,800, resulting in a gain on sale of $2,360 recognized in the third quarter of 2002.

        On August 1, 2002, the Company acquired 1111 Touhy Avenue, Des Plaines, Illinois, a 148,000 square foot office building, for a contract price of $10,050. Funds for the purchase came from the sale of 160 Hansen Court and borrowings under the Company's unsecured bank credit facility.

        On October 1, 2002, the Company acquired eight medical office buildings in metropolitan Chicago totaling 459,000 square feet for a contract price of $59,600. In connection with this acquisition, the Company entered into a one-year mortgage loan in an amount of $36,000. The loan is due October 1, 2003 and bears interest at LIBOR plus 1.85% for the first six months of the loan term and LIBOR plus 2.5% for the second six months of the loan term. Funds for this acquisition came from the sale of the Ann Arbor properties and the $36,000 loan described above.

        On October 15, 2002, the Company acquired 387 Shuman Boulevard, Naperville, Illinois, a 108,000 square foot multi-story office building, for a contract price of $7,820. Funds for the purchase came from borrowings under the Company's unsecured bank credit facility.

Forward-Looking Statements

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve numerous risks and uncertainties. Statements in this report regarding: trends in occupancy rates in the markets in which the Company's properties are located; the Company's expectations for overall portfolio occupancy rates; revenues; net income; agreements with, and other issues related to, tenants in default or tenants facing financial difficulties; rental rates; rental rate increases; leasing activity; acquisition and disposition volume and opportunities; future growth prospects, if any; the future strength of Midwestern office markets; the anticipated effect of tenant defaults; and anticipated market and other economic conditions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on what the Company believes to be reasonable assumptions and management's current expectations; however, actual results may vary from those implied by such forward-looking statements. Key factors that may cause actual results to differ from projected results include changes in: interest rates; conditions in the financial markets generally and the market for real estate finance specifically; local and/or national economic conditions; the pace of office space development and sub-lease availability; tenant office space demand; the financial position of the Company's tenants, including changes that may lead to increases in tenant defaults; actual tenant default rates compared to anticipated default rates; and other risks inherent in the real estate business. Many of these factors are beyond the Company's ability to control or predict. Forward-looking statements are not guarantees of performance. For forward-looking statements made in this report, the Company claims the protection of the safe harbor for forward-looking statements made in the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update or supplement forward-looking statements.

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

        At September 30, 2002, the Company had $198,123 of fixed rate debt outstanding at an average rate of 6.41% (including the effect of the two swap agreements). If the general level of interest rates in the United States were to fall, the Company would not likely have the opportunity to refinance this fixed rate debt prior to maturity at lower effective interest rates due to prepayment restrictions and penalties on its fixed rate debt.

        In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, 74% of the Company's long-term debt outstanding at September 30, 2002 bears interest at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

        A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	2002	2003	2004	2005	2006	Thereafter
Liabilities:
Fixed Rate
Mortgage loans payable	$998	$14,716	$6,465	$4,146	$24,162	$97,636
Average interest rate	6.96%	7.05%	7.71%	6.88%	6.69%	7.05%
Fixed Rate
Bank loan payable(1)			$25,000
Bank loan payable(2)			$25,000
Average Interest rate
Variable Rate
Bank loan payable(3)	—	—	$64,450	—	—	—
Average interest rate(4)
Bonds payable	—	$375	$415	$460	$505	$1,865
Average interest rate	(5)	(5)	(5)	(5)	(5)	(5)

(1)
The maximum interest rate is 4.12% per annum until December 2003.

(2)
The maximum interest rate is 4.73% per annum until December 2004.

(3)
The variable rate bank debt under the unsecured bank credit facility payable accrues interest at LIBOR plus 1.2% per annum.

(4)
The average interest rate on the variable rate bank debt for the nine months ended September 30, 2002 was 3.4% per annum.

(5)
The average interest rate on the bonds payable for the nine months ended September 30, 2002 was 3.8% per annum.

Item 4. Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

        Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

Part II Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

        On May 23, 2002, the Company conducted its 2002 Annual Shareholders' Meeting in Oak Brook, Illinois, pursuant to a Notice of Meeting and Proxy Statement dated April 18, 2002.

        Seven members of the Company's Board of Trustees were nominated and elected to serve a one-year term at such Annual Meeting. The following is a list of individuals who were nominated and elected to the Board of Trustees: Matthew S. Dominski, Patrick R. Hunt, Daniel P. Kearney, Leandra R. Knes, Richard A. May, Donald E. Phillips and James E. Schrager.

Issue: Election of Directors

Nominees:	Votes For	Votes Withheld	Total
Matthew S. Dominski	13,213,706	65,327	13,279,033
Patrick R. Hunt	13,218,060	60,973	13,279,033
Daniel P. Kearney	13,212,921	66,112	13,279,033
Leandra R. Knes	13,188,845	90,188	13,279,033
Richard A. May	13,217,006	62,027	13,279,033
Donald E. Phillips	12,885,513	393,520	13,279,033
James E. Schrager	13,212,506	66,527	13,279,033

        One other matter was submitted to a vote at the Annual Meeting. The following is a brief description of the other matter voted upon at the Annual Meeting and of the voting on that matter.

1.
Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2002. The proposal was approved by the Company's shareholders with the following vote totals: 12,535,550 for, 718,589 against and 24,894 abstentions.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K dated October 15, 2002:

    Item 2. Acquisition or Disposition of Assets—Acquisition of Eight Medical Office Buildings

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT LAKES REIT. (Registrant)

Date: November 13, 2002	/s/ JAMES HICKS Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard A. May, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Great Lakes REIT;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ RICHARD A. MAY Richard A. May Chairman and Chief Executive Officer

CERTIFICATIONS

I, James Hicks, certify that:

        7.    I have reviewed this quarterly report on Form 10-Q of Great Lakes REIT;

        8.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        9.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        10.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        11.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        12.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JAMES HICKS James Hicks Chief Financial Officer

QuickLinks

Great Lakes REIT Index to Form 10-Q September 30, 2002
Great Lakes REIT Consolidated Balance Sheets (Dollars in Thousands, except per share data)
Great Lakes REIT Consolidated Statements of Income (Dollars in Thousands, except per share data)
Great Lakes REIT Consolidated Statements of Income (Dollars in Thousands, except per share data)
Great Lakes REIT Consolidated Statement of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2002 (Dollars in Thousands)
Great Lakes REIT Consolidated Statements of Cash Flows (in thousands)
Great Lakes REIT Notes to Consolidated Financial Statements (Unaudited) Dollars in thousands, except per share data
  ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)
  ITEM 3. MARKET RISK (Dollars in thousands)
Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rate
  Item 4. Controls and Procedures
  Part II Other Information
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS