Form 10-K
period 2002-12-31
GREAT LAKES REIT
filed 2003-03-24
CIK 1063393

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14307

GREAT LAKES REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4238056
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

823 Commerce Drive
Suite 300
Oak Brook, Illinois 60523
(630) 368-2900
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange
9 3/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $.01 par value per share (Liquidation Preference $25.00 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of March 5, 2003, the aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant was $235,091,420.

        The number of shares of the registrant's common shares of beneficial interest, $.01 par value, outstanding as of March 5, 2003 was 16,553,019.

        Documents Incorporated by Reference:

        Part III incorporates by reference portions of the Registrant's Proxy Statement (to be filed pursuant to Regulation 14A) related to the Annual Meeting of Shareholders to be held May 14, 2003.

GREAT LAKES REIT

Form 10-K Annual Report—2002
Table of Contents

PART I

ITEM 1—BUSINESS

General

        Great Lakes REIT, a Maryland real estate investment trust that is the successor to a business that was organized and began operations in 1992 (the "Company"), is a fully integrated, self-administered and self-managed real estate company. As of December 31, 2002, the Company owned and operated 46 properties (the "Properties") in the Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati areas (the "Current Markets"). The Properties contain approximately 6.0 million rentable square feet leased to more than 650 tenants with a weighted average occupancy rate of approximately 83% as of January 1, 2003. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"). The Company conducts substantially all of its operations through Great Lakes REIT, L.P. (the "Operating Partnership"), of which the Company is the sole general partner. All references to the "Company," "we," "our" or "us" in this Form 10-K include the Company and the Operating Partnership unless the context otherwise requires.

Business Strategy

        The Company's primary business strategy is to acquire, own and operate well-located, under-performing suburban and medical office properties generally located in certain of the Current Markets at attractive yields and to increase cash flow and property value by implementing a comprehensive operating strategy. The Company's operating strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. The Company seeks to establish itself as one of the suburban and medical office property owner/operators of choice in the markets it serves and to maximize tenant retention.

        The Company also intends to pursue limited new property development opportunities that are otherwise consistent with the Company's overall business strategy. In January 2002, the Company acquired a 98,607 square foot office building in suburban Milwaukee that was completed in June 2001. The Company had contracted to acquire this property in 2000 before the start of its construction. The Company also intends to enhance its leasing flexibility by offering build-to-suit development options to current and prospective tenants who require space that is otherwise unavailable in a particular market. In addition, the Company will continue to pursue the redevelopment of older properties in attractive locations.

        The Company continues to evaluate acquisition opportunities in certain urban and central business district areas in the Current Markets as well as medical office properties in other markets. In the event an appropriate acquisition opportunity is identified that is consistent with the other elements of the Company's primary business strategy, the Company may acquire properties located in select urban or central business district areas or medical office properties in other markets.

        The Company will continue to engage in strategic dispositions of select properties. The Company typically seeks to dispose of properties when one or more of the following conditions is present: (i) market prices are at or near replacement cost; (ii) property occupancy is high and there is limited potential to increase cash flow and property value within a reasonable period; (iii) the Company believes that its capital can be re-deployed to investment properties with higher long-term returns; and (iv) ownership of the Property is no longer consistent with the Company's business strategy. The Company sold four properties in 2002 aggregating 295,000 square feet resulting in net sales proceeds of $33.1 million. It also sold two properties in 2000 aggregating 310,000 square feet resulting in net sales proceeds of $39.6 million in 2000. The Company has identified certain assets that it expects will be sold during 2003 and may consider selling additional properties if market conditions warrant. The Company has not entered into any definitive agreements with respect to any such disposition opportunities and there can be no assurances that the Company will consummate any such dispositions. In addition, over the next several years, the Company expects to exit certain Current Markets where it does not have a significant presence.

Financing Strategy

        The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 40% to 60%; (ii) extending and sequencing the maturity dates of its debt; (iii) focusing on borrowing at fixed rates; (iv) pursuing debt financings and refinancing on a secured basis; and (v) maintaining relatively conservative debt service and fixed charge coverage ratios. In 2002, the Company refinanced its unsecured credit facility with a long-term secured loan. The Company expects that future financings will be secured by its properties. The Company's ratio of long-term debt to total market capitalization may increase as a result of using secured debt in place of unsecured debt. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has approximately $50 million of borrowing capacity under two secured loans that it may use for short-term funding of the acquisition of additional properties and for working capital requirements. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding Common and Preferred Shares and units of limited partnership interest in the Operating Partnership plus outstanding indebtedness) at December 31, 2002 was 50.1%.

Competition

        All of the Properties are located in competitive markets. The properties with which the Company competes for tenants are generally owned by institutional investors, other REITs or local real estate operators, however, no single competitor or small group of competitors is dominant in any of the Current Markets. In addition, the Company may be competing with other owners and operators that have greater financial resources and more experience than the Company. An increase in the supply and a decrease in the demand for rental properties with characteristics similar to those of the Properties may adversely affect rental rates or the Company's ability to lease space at the Properties or any newly acquired properties. During 2002, vacancy rates in the Current Markets trended upward due to both increases in the supply and decreases in demand for office space within the Current Markets. The Company currently expects that such vacancy rate increases will affect the ability of all property owners within the Current Markets, including the Company, to increase rental revenues until such time as vacancy rates begin to trend downward.

Insurance

        The Company carries comprehensive liability, casualty, pollution, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. There is, in 2003, no exclusion in the Company's casualty insurance policy for damage caused by acts of terrorism. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in any of the Properties, as well as the anticipated future revenues from such Property and, in the case of recourse debt, the Company would remain obligated for any mortgage debt or other financial obligations related to such Property. Any such loss would adversely affect the business, financial condition and results of operations of the Company. Moreover, as the general partner of the Operating Partnership, the Company will generally be liable for any of the Operating Partnership's unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured; however, no assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

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

        During the last seven years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the University Office Plaza property (the Phase I Assessments and the Phase II Assessment are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessment and certain limited sampling in connection with underground tank and/or piping removals at the Arlington Ridge Service Center and One Park Plaza properties, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

Other Matters

        The Company's operations are not materially dependent on a single or few customers; no single customer accounts for more than 5% of the Company's total revenue. The Company's operations are not subject to significant seasonal fluctuations. As of December 31, 2002, the Company employed 113 persons, none of whom is represented by a collective bargaining unit.

        For additional information about the Company's investments and operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data." For additional information about the Company's business segments, see Item 8, "Financial Statements and Supplementary Data."

Available Information

        The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Investors can read and copy any materials the Company files with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors can obtain information about the operations of the Securities and Exchange Commission Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a Web site that contains information the Company files electronically with the Securities and Exchange Commission, which you can access over the Internet at http://www.sec.gov.

        The Company also makes its annual report on From 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available, free of charge, on its Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's Web site address is http://www.greatlakesreit.com.

ITEM 2—PROPERTIES

General

        As of December 31, 2002, the Company owned 46 properties containing approximately 6.0 million square feet. The Properties consist primarily of Class A and Class B suburban office and medical office properties, which range in size from approximately 36,000 to 375,000 rentable square feet. The Properties consist of 32 suburban office properties, 8 medical office properties, two central business district office buildings, and 4 office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 46 Properties are located primarily in the suburban areas of Chicago (25), Milwaukee (8), Minneapolis (2), Detroit (5), Columbus (4), Denver (1) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and providers of food and beverage service.

        Management believes that the location and quality of construction of the Properties, as well as the Company's reputation for providing superior tenant service, enable the Company to attract and retain a diverse tenant base. As of December 31, 2002, the Properties were leased to more than 650 tenants, no single tenant accounted for more than 3.01% of the aggregate annualized base rent of the Company's portfolio and only 15 tenants individually represented more than 1% of such aggregate annualized base rent.

        The following sets forth information regarding the Company's leases with its largest tenants based upon annualized base rent as of January 1, 2003:

Tenant	Number of Leases	Remaining Lease Term in Months(1)	Annualized Gross Rents (000s omitted)	Percentage of Aggregate Portfolio Annualized Gross Rent	Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet
ABN AMRO Mortgage Group, Inc.	1	18	$3,074	3.01%	126,419	2.56%
BNY Clearing Services, LLC	1	8	2,829	2.77%	99,163	2.00%
The Medstat Group	1	71	2,110	2.06%	116,007	2.34%
Advocate Health and Hospitals Corporation	8	64	1,917	1.88%	131,347	2.65%
United HealthCare Services of Minnesota Inc.	1	54	1,829	1.79%	65,212	1.32%
UOP, LLC	1	36	1,658	1.62%	75,045	1.51%
Metropolitan Life Insurance Company	1	67	1,641	1.61%	85,487	1.72%
Community Insurance Company	1	11	1,641	1.61%	77,206	1.56%
Ernst & Young LLP	1	11	1,579	1.54%	58,859	1.19%
Legion Insurance Company	1	38	1,566	1.53%	58,642	1.18%
General Motors Corporation	1	58	1,407	1.38%	66,020	1.33%
Merrill Lynch, Pierce, Fenner & Smith, Inc.	3	46	1,233	1.21%	59,742	1.21%
PrairieComm Inc.	1	36	1,170	1.14%	42,824	0.86%
Crawford & Company	2	63	1,146	1.12%	43,333	0.87%
GE Capital	1	95	1,078	1.05%	41,123	0.83%

Total/Weighted Average	25	44	$25,878	25.32%	1,146,429	23.13%

(1)
Weighted average calculation based on aggregate leased square footage for each tenant.

        The following table sets forth certain of the information as of January 1, 2003 regarding the Properties.

Property location	Property Type	Ownership Interest	Company Ownership %	Year Built	Date Acquired	Land Area in Acres	Square footage	Occupancy 1/1/03	Encumbrance (000's omitted)
SUBURBAN CHICAGO
1900 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1980	Dec-96	12.9	266,910	80.4%		(4)
1600 Golf Rd. Rolling Meadows, IL	Multi-story Office	Fee	100%	1986	Mar-01	6.0	252,476	82.2%	$16,335
1750 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1985	Sep-97	7.7	212,212	54.8%		(4)
3000 Lakeside Dr. Bannockburn, IL	Multi-story Office	Fee	100%	1997	Aug-01	15.1	202,218	83.4%		(4)
1011 East Touhy Ave. Des Plaines, IL	Multi-story Office	Fee	100%	1978	Dec-93	5.3	153,777	81.5%		(1)
3030 Warrenville Rd. Lisle, IL	Multi-story Office	Fee	100%	1988	Sep-98	15.8	150,036	60.2%		(4)
1920 & 1930 Thoreau Dr. Schaumburg, IL	Single-story Office	Fee	100%	1986	Aug-00	8.7	109,392	79.8%	$6,095
1660 Feehanville Dr. Mount Prospect, IL	Multi-story Office	Fee	100%	1989	Aug-95	7.3	86,107	100.0%		(4)
175 E. Hawthorn Pkwy. Vernon Hills, IL	Multi-story Office	Fee	100%	1987	Sep-94	4.6	84,566	93.6%		(1)
191 Waukegan Rd. Northfield, IL	Multi-story Office	Fee	100%	1983	Sep-98	3.5	62,081	85.1%		(4)
823 Commerce Dr. Oak Brook, IL	Multi-story Office	Fee	100%	1969	Nov-95	2.6	44,814	100.0%		(4)
387 Shuman Boulevard Naperville, IL	Multi-story Office	Fee	100%	1982	Oct-02	8.4	112,309	84.4%		(1)

1111 East Touhy Avenue Des Plaines, IL	Multi-story Office	Fee	100%	1975	Aug-02	5.5		148,444	94.2%		(4)
Two Marriott Dr. Lincolnshire, IL	Single story Office	Fee	100%	1985	Jul-96	3.4		41,500	100.0%		(1)
165, 175 and 185 Hansen Ct. Wood Dale, IL	Single story Office/Office service	Fee	100%	1986	Jan-94	10.6		74,371	62.2%		(4)
3455, 3550, 3555 Salt Creek Creek Ln. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1984	Oct-97	8.7		98,232	71.2%		(4)
601 Campus Dr. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1987	May-93	6.0		96,219	37.9%		(1)
Good Shepherd POB I 27790 West Highway 22 Barrington, IL	Medical office building	(2)	100%	1979- 1983	Oct-02	1.5	(2)	48,373	100.0%		(5)
Good Shepherd POB II 27750 West Highway 22 Barrington, IL	Medical office building	(2)	100%	1996	Oct-02	05	(2)	44,528	100.0%		(5)
1020 E. Ogden Avenue Naperville, IL	Medical office building	Fee	100%	1989	Oct-02	2.5		49,422	94.1%		(5)
Good Samaritan POB I 3825 Highland Avenue Downers Grove, IL	Medical office building	(2)	100%	1976/ 1979	Oct-02	0.5	(2)	80,593	100.0%		(5)
Good Samaritan POB II 3825 Highland Avenue Downers Grove, IL	Medical office building	(2)	100%	1995	Oct-02	0.5	(2)	76,384	100.0%		(5)
4400 West 95th Street Oak Lawn, IL	Medical office building	(2)	100%	1986	Oct-02	1.2	(2)	57,531	100.0%		(5)
2301/2315 East 93rd Street Chicago, IL	Medical office building	(2)	100%	1971/ 1981/ 1985	Oct-02	0.5	(2)	50,834	98.5%		(5)
17850 S. Kedzie Avenue Hazel Crest, IL 60429	Medical office building	(2)	100%	1989	Oct-02	0.4	(2)	50,491	99.5%		(5)
MILWAUKEE AND SUBURBS
111 East Kilbourn Ave. Milwaukee, WI	Multi-story Office	Fee	100%	1988	Apr-98	0.6		373,489	97.3%	$32,611
11270 W. Park Place Milwaukee, WI	Multi-story Office	Fee	100%	1984	Sep-95	7.9		198,042	56.4%		(1)
11925 W. Lake Park Drive Milwaukee, WI	Single story office	Fee	100%	1989	Jun-93	3.4		36,037	79.3%		(1)
2514 S. 102nd St. & 10150 W. National Ave. West Allis, WI	Multi-story Office	Fee	100%	1987	Nov-96	6.8		120,988	87.9%		(1)
150, 175, 250 Patrick Blvd. Brookfield, WI	Single story Office/Office service	Fee	100%	1987	Jun-94	12.0		116,155	62.2%		(4)
N17W24222 Riverwood Dr. Pewaukee, WI	Multi-story Office	Fee	100%	1999	Dec-99	8.8		97,778	94.9%		(4)
375 Bishop's Way Brookfield, WI	Multi-story Office	Fee	100%	1987	Apr-97	4.1		53,747	74.3%		(4)
N19W24133 Riverwood Dr. Pewaukee, WI	Multi-story Office	Fee	100%	2001	Jan-02	7.8		98,607	83.6%		(4)
SUBURBAN MINNEAPOLIS / ST. PAUL
2550 University Ave. W St. Paul, MN	Multi-story Office	Fee	100%	1916	Dec-96/ Jul-98	4.4		320,806	80.8%		(4)
2221 University Ave. SE Minneapolis, MN	Multi-story Office	Fee	100%	1979	May-95	2.8		97,614	83.4%	$3,620
SUBURBAN DETROIT
777 East Eisenhower Pkwy. Ann Arbor, MI	Multi-story Office	Fee	100%	1975	Dec-97	23.6		281,134	99.5%		(4)
32255 Northwestern Hwy. Farmington Hills, MI	Multi-story Office	Fee	100%	1986	Dec-97	12.9		236,369	96.0%		(4)
1301 W. Long Lake Rd. Troy, MI	Multi-story Office	Fee	100%	1988	Nov-96	11.5		170,438	84.5%		(1)

No. 40 Oak Hollow Southfield, MI	Multi-story Office	Fee	100%	1989	Dec-96	5.7		81,088	52.2%		(1)
24800 Denso Dr. Southfield, MI	Multi-story Office	Fee	100%	1987	Aug-95	10.5		79,290	91.3%		(1)
SUBURBAN COLUMBUS
655 Metro Place South Dublin, OH	Multi-story Office	Fee	100%	1986	Sep-97	15.0		215,676	87.5%	—
175 South Third St. Columbus, OH	Multi-story Office	(3)	100%	1981	Jan-98	0.5	(3)	197,870	86.8%	—
425 Metro Place North Dublin, OH	Multi-story Office	Fee	100%	1982	Sep-97	6.3		101,592	70.8%	—
4860-5000 Blazer Mem. Pkwy. Dublin, OH	Single story Office/Office service	Fee	100%	1986	Sep-96	13.7		124,929	78.4%	—
SUBURBAN CINCINNATI
30 Merchant St. Springdale, OH	Multi-story Office	Fee	100%	1988	Apr-96	5.9		95,910	100.0%		(4)
SUBURBAN DENVER
116 Inverness Dr. East Englewood, CO	Multi-story Office	Fee	100%	1984	May-98	7.4		205,716	85.2%	$11,410

Totals								5,957,095	83.2%

Footnotes: (dollars in thousands)

(1)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $66,849 at December 31, 2002.

(2)
The land beneath these properties is subject to ground leases that expire September 30, 2077 with annual rental payments of $199.

(3)
The land beneath this property is subject to a ground lease expiring November 30, 2044 with one 15-year extension option. Annual rental payments are $50.

(4)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $141,750 at December 31, 2002.

(5)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $36,000 at December 31, 2002.

Leases

        The Company's leases are structured for terms that range from one to 15 years. These leases are a mixture of net leases (where tenants pay their pro rata share of real estate tax and operating expenses), and gross leases (under which tenants typically pay for all real estate tax and operating expenses above those for an established base year or agreed expense floor). Leases on a significant portion of the rentable square feet in the Company's portfolio are net leases that were in existence upon the Company's acquisition of the Properties. However, whether structured as net leases or gross leases, virtually all leases entered into by the Company require tenants to reimburse the Company for the tenant's pro-rata share of real estate tax and operating expense increases. The Company is generally responsible for structural repairs.

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

        Lease Distributions. The following table sets forth information relating to the distribution of the Company's leases based on rentable square feet under lease, as of January 1, 2003.

Square Feet Under Lease	Percentage Of Aggregate Portfolio Leased Square Feet	Annualized Base Rent (000's omitted)	Percentage Of Aggregate Portfolio Annualized Base Rent
2,500 or Less	8.20%	$6,966	8.43%
2,501 - 5,000	12.53%	$10,891	13.17%
5,001 - 7,500	8.34%	$6,619	8.01%
7,501 - 10,000	5.72%	$4,247	5.14%
10,001 - 20,000	15.75%	$12,429	15.03%
20,001 - 40,000	18.59%	$15,217	18.41%
40,001 +	30.87%	$26,302	31.81%
Totals	100.00%	$82,671	100.00%

        Lease Expirations—Portfolio Total. The following table sets forth a summary schedule of the lease expirations for leases on the Properties in place as of January 1, 2003, assuming that none of the tenants exercises renewal options or termination rights, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Leased Square Footage	Annualized Base Rent of Expiring Leases (000's omitted) At Expiration	Percentage of Total Annualized Base Rent
2003	988,696	20.33%	$18,886	22.84%
2004	815,573	16.77%	14,689	17.77%
2005	841,450	17.30%	14,297	17.29%
2006	591,576	12.16%	9,727	11.77%
2007	765,967	15.75%	11,703	14.15%
2008	469,886	9.66%	7,332	8.87%
2009	121,912	2.51%	1,660	2.01%
2010	139,716	2.87%	2,428	2.94%
2011	30,002	0.62%	601	0.73%
2012	78,709	1.62%	1,152	1.39%
2017	20,116	0.41%	196	0.24%
Totals	4,863,603	100.00%	$82,671	100.00%

        The following table combines certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

	1998	1999	2000	2001	2002
Aggregate rentable square footage of expiring leases(1)	703,759	611,274	836,284	864,843	1,235,729
Aggregate rentable square footage of lease renewals	410,752	422,940	492,569	485,177	650,449
Percentage of expiring rentable square footage renewed	58%	69%	59%	56%	53%

(1)
The aggregate rentable square footage of expiring leases excludes those leases for tenants that vacated subsequent to the Company's acquisition of a property where the Company believes the decision to vacate was made prior to the Company's acquisition of the property.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2002, the Company was not a party to, and none of its properties is subject to, any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Trustees. The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Present Position and Offices With the Company
Richard A. May	58	Chief Executive Officer and Chairman of the Board of Trustees
Patrick R. Hunt	49	President, Chief Operating Officer and Trustee
Richard L. Rasley	46	Executive Vice President, Secretary and Co-General Counsel
James Hicks	47	Chief Financial Officer and Treasurer
Raymond M. Braun	43	Chief Investment Officer
Kim S. Mills	54	Senior Vice President—Leasing
Edith M. Scurto	37	Senior Vice President—Medical Office Properties

        Richard A. May.    Mr. May co-founded the Company in 1992 and has served as principal executive officer and as Chairman of the Board of Trustees of the Company since its inception. Mr. May is currently the Chairman of the Board and Chief Executive Officer of the Company. In 1986, Mr. May co-founded Equity Partners Ltd. ("Equity Partners"). Equity Partners provided advisory services to the Company from 1992 until April 1, 1996, when Equity Partners merged with and into the Company. Mr. May was an officer and shareholder of Equity Partners from 1986 until the 1996 merger. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive National Association of Securities Dealers, Inc. ("NASD") licenses. He is also a member of National Association of Real Estate Investment Trusts ("NAREIT"). Mr. May received his Bachelor's Degree in mechanical engineering from the University of Illinois and his M.B.A. degree from The University of Chicago.

        Patrick R. Hunt.    Mr. Hunt, President, Chief Operating Officer and Trustee, joined the Company in August 1997 and has served in such capacities since that time, with general supervisory responsibility for the Company's operating activities. From 1983 until August 1997, Mr. Hunt was employed by Jones Lang LaSalle (formerly LaSalle Partners), a Chicago-based provider of international real estate services. At Jones Lang LaSalle, Mr. Hunt most recently served as a managing director of portfolio management and client servicing of Jones Lang LaSalle's commingled fund investments. Prior to that, he served as Administrative Head of Jones Lang LaSalle's Los Angeles corporate office. From 1975 to 1983, Mr. Hunt was employed by Harris Trust and Savings Bank in Chicago, where he served as a Vice President in the Corporate Banking Department. Mr. Hunt is a member of the Pension Real Estate Association and NAREIT. He received his Bachelor's Degree from Northwestern University and his M.B.A. degree from The University of Chicago.

        Richard L. Rasley.    Mr. Rasley co-founded the Company in 1992 and has served as an executive officer of the Company since its inception. Mr. Rasley is currently the Executive Vice President, Secretary and Co-General Counsel of the Company and has served in such capacities since the April 1996 merger with Equity Partners, with general supervisory responsibility for administrative and legal matters. From 1987 until April l, 1996, Mr. Rasley was an officer and shareholder of Equity Partners. Mr. Rasley is a Certified Public Accountant, holds several inactive NASD licenses, and is a member of the Illinois Bar and NAREIT. Mr. Rasley received his Bachelor's Degree from the University of Iowa and his M.B.A. and J.D. degrees from the University of Illinois.

        James Hicks.    Mr. Hicks, Chief Financial Officer and Treasurer of the Company, joined Equity Partners in 1994 and currently has general supervisory responsibility for the finance and accounting activities of the Company. Mr. Hicks has served as Chief Financial Officer and Treasurer of the Company since the April 1996 merger with Equity Partners. From 1989 to 1993, Mr. Hicks was employed by JMB Institutional Realty Corporation, which was a real estate adviser to pension funds and other institutional investors, as a vice president of portfolio management with responsibility for overall asset management of a portfolio of international and domestic commercial real estate properties. He received his Bachelor's Degree in Accounting and Mathematics from Augustana College and his M.B.A. degree from Northwestern University. Mr. Hicks is a Certified Public Accountant and is a member of the Illinois CPA Society and American Institute of Certified Public Accountants.

        Raymond M. Braun.    Mr. Braun, Chief Investment Officer, joined Equity Partners in May 1990 and currently has primary responsibility for all of the Company's real estate acquisition activities. Mr. Braun has served in such capacity since the April 1996 merger with Equity Partners. Prior to joining Equity Partners, Mr. Braun was employed from 1986 to 1990 by The Balcor Company, a major real estate investment company involved in all aspects of real estate including development, management, syndication and mortgage lending. Mr. Braun received his Bachelor's Degree from the University of Illinois. Mr. Braun is a member of the National Association of Industrial and Office Park Realtors.

        Kim S. Mills.    Mr. Mills, Senior Vice President-Leasing, joined Equity Partners in January 1996. Mr. Mills has primary responsibility for all of the Company's leasing activities. Mr. Mills has served as an executive officer of the Company in his present capacity since the April 1996 merger with Equity Partners. Prior to joining Equity Partners, Mr. Mills was employed by Simon Property Group REIT, a commercial property REIT, from 1992 to 1995 as a regional manager with responsibility for overall portfolio management of high rise office buildings totaling over four million square feet. Mr. Mills received his Bachelor's Degree from Ohio Northern University and has a Real Property Administrator designation from the Building Owners and Managers Association.

        Edith M. Scurto.    Ms. Scurto, Senior Vice President-Medical Office Properties, joined Equity Partners in December 1986. In August 1987, she assumed responsibility for the Advisor's property management activities. Ms. Scurto became an executive officer of the Company in December 1997, serving as Senior Vice President—Property Management until October 2002 and in her present capacity since that time as discussed below. Until October 2002, she managed or oversaw the management of all of Equity Partners' and the Company's properties, and was involved with virtually every aspect of property management, reporting, improvement and maintenance. In October 2002, Ms. Scurto assumed responsibility for general business management and operations of the Company's medical office properties. Ms. Scurto is a current member of the Institute of Real Estate Management, maintains an Illinois Real Estate Sales Person License and is a Certified Property Manager.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common shares of beneficial interest (the "Common Shares") are listed on the New York Stock Exchange (the "NYSE") under the symbol "GL."

        As of March 5, 2003, there were approximately 477 holders of record of the Common Shares, which excludes beneficial owners of shares registered in nominee or street name.

        The table below sets forth for the periods indicated, the reported high and low sale prices of the Common Shares on the NYSE Composite Tape and the quarterly dividends per share paid by the Company on such shares. The Company commenced paying dividends monthly in August 2002. Included in the fourth quarter dividend per share is the December 2002 dividend of $.135 per share that was paid in January 2003.

2002	1Q	2Q	3Q	4Q	2001	1Q	2Q	3Q	4Q
High	$17.70	$18.98	$18.80	$17.75	High	$18.31	$18.30	$18.58	$17.00
Low	$15.48	$15.90	$15.60	$15.68	Low	$15.81	$16.70	$15.30	$14.89
Dividend	$.40	$.40	$.405	$.405	Dividend	$.40	$.40	$.40	$.40

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

        For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholder's basis in his or her Common Shares for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder's shares. The Company annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2002, 2001 and 2000:

	2002	2001	2000
Ordinary income	98.1%	100%	66.0%
Unrecaptured Section 1250 gains	—	—	4.7%
20% rate capital gains	1.9%	—	29.3%

	100%	100%	100%

Equity Compensation Plan Information

        The flowing table provides information as of December 31, 2002 with respect to the Company's Common Shares that may be issued under existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,261,248	$16.32	931,340
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The amounts in columns (a) and (b) of the above table exclude 166,664 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the 1997 Equity and Performance Incentive Plan.

ITEM 6—SELECTED FINANCIAL DATA

        The following sets forth selected financial and operating information for the Company for each of the periods and dates indicated. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002 has been derived from the Company's financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected financial and operating information for the Company at December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 has been derived from the Company's audited financial statements.

	Years ended December 31,
	2002	2001	2000	1999	1998
Operating Data:
Total revenue	$101,409	$96,133	$92,657	$89,043	$76,770
Expenses:
Real estate taxes and other property operating	43,075	38,696	36,182	37,351	31,759
General and administrative	5,241	4,992	5,555	4,692	4,958
Interest	15,422	14,192	15,008	13,841	12,152
Depreciation and amortization	19,913	18,369	15,819	14,981	12,552
Income before gain on sale of properties and allocation to minority interests	17,758	19,884	20,093	18,178	15,349
Gain on sale of properties, net	—	—	11,134	8,048	—
Discontinued operations, net (including gain on sale of properties of $7,789 in 2002)	8,759	1,788	3,044	2,442	1,508
Net income	26,452	21,620	34,189	28,598	16,796
Income allocated to preferred shareholders	3,656	3,656	3,656	3,656	163
Net income applicable to common shares	$22,796	$17,964	$30,533	$24,942	$16,633
Per Common Share Data:
Net income:
Basic	$1.39	$1.09	$1.85	$1.51	$0.99
Diluted	$1.38	$1.08	$1.84	$1.51	$0.98
Dividends	$1.61	$1.60	$1.91	$1.34	$1.24
Weighted average shares outstanding:
Basic	16,372	16,520	16,531	16,471	16,793
Diluted	16,522	16,655	16,631	16,554	16,974
Balance Sheet Data (at December 31):
Properties, net of accumulated depreciation	$516,877	$465,746	$414,002	$438,177	$426,862
Total assets	548,981	486,492	431,610	455,202	443,689
Total debt	314,670	257,078	190,911	211,663	193,623
Total liabilities	341,482	277,916	211,858	234,317	213,437
Shareholders' equity	206,822	207,894	219,073	219,934	229,087
Other data:
Cash flows provided by operating activities	$40,211	$40,118	$35,543	$36,124	$30,332
Cash flows provided by (used in) investing activities	(69,321)	(69,093)	20,483	(18,961)	(139,052)
Cash flows provided by (used in) financing activities	31,275	31,086	(56,759)	(18,111)	109,749
Funds from operations (unaudited)(1)	35,400	37,271	35,808	32,178	29,054
Number of properties owned at year end (unaudited)	46	37	35	36	40
Total square feet of properties owned at year end (unaudited)	5,957	5,428	4,971	5,165	5,232
Occupancy rate of properties owned at year end (unaudited)	83%	88%	92%	94%	95%

(1)
The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in April 2002 (the "White Paper")

  defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

Non-GAAP Financial Measure

        Although not a GAAP measure, the Company believes that the inclusion of information regarding funds from operations (FFO) provides valuable information to shareholders and potential investors. The GAAP measure, net income applicable to common shares, includes depreciation and amortization expenses, gains or losses on property sales and minority interests. In presenting FFO, the Company eliminates substantially all of these items in order to provide an indication of the results from the Company's property operations. FFO is a widely recognized measure in the Company's business and is presented by nearly all publicly traded REITs. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies.

	Years ended December 31,
	2002	2001	2000	1999	1998
Net income applicable to common shares	$22,796	$17,964	$30,533	$24,942	$16,633
Adjustments to calculate funds from operations:
Gain in sale of properties	(7,789)	—	(11,134)	(8,048)	—
Minority interests	65	52	82	98	61
Adjusted depreciation and amortization(a)	20,328	19,255	16,327	15,186	12,360

Funds from operations	$35,400	$37,271	$35,808	$32,178	$29,054

Weighted average common shares outstanding- diluted	16,522	16,655	16,631	16,554	16,974

(a)
Adjusted depreciation and amortization is calculated as follows:

	Years ended December 31,
	2002	2001	2000	1999	1998
Depreciation and amortization in consolidated statements of cash flows	$21,077	$19,852	$16,975	$15,901	$13,092
Less depreciation and amortization unrelated to properties	749	597	648	715	732

Adjusted depreciation and amortization	$20,328	$19,255	$16,327	$15,186	$12,360

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

Results of Operations

Trends

        In 2002, occupancy rates in the Current Markets declined due to increases in supply and decreases in demand for office space. The market trend of occupancy declines has impacted the Company's portfolio performance and, as a result, the overall portfolio occupancy of the Company's properties declined to 83% at the end of 2002 as compared to 88% at the end of 2001. During 2002, the Company averaged approximately 30,000 square feet of new leasing activity per month. The Company believes that the trend of vacancy increases is slowing, but the Company anticipates that the difficult leasing environment that currently exists in its markets will persist throughout 2003 as improvement in demand for office space usually lags the beginning of an economic recovery. As of January 1, 2003, the Company had 989,000 square feet of leases expiring in 2003, or 16.6% of the portfolio. The Company currently expects to retain or renew 250,000 to 350,000 square feet of the 989,000 square feet of leases expiring during 2003. The Company anticipates it will again average 30,000 per month of new leasing activity in 2003, basically the same level as was experienced in the very difficult environment of 2002. Based on the tenant retention and new leasing activity expectations noted above, the Company expects that average portfolio occupancy during 2003 will be in the range of 79% to 80%. Occupancy at January 1, 2004 is expected to be in the range of 76% to 78% assuming no significant tenant defaults occur during the year. Based on these occupancy expectations, the Company expects that revenues and net income will decline in 2003 as compared to 2002.

        As of March 1, 2003, several tenants were in default under their leases for failure to make rent payments. Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company's revenue in 2003.

        Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.53% of the Company's aggregate portfolio annualized base rent as of December 31, 2002, was placed in rehabilitation by the Pennsylvania Department of Insurance on April 1, 2002. After completing its review, the Pennsylvania Department of Insurance has recommended to the Commonwealth Court that Legion Insurance Company be liquidated. The Commonwealth Court has not yet approved the recommendation of the Pennsylvania Department of Insurance. Based on currently available information, the Company believes it is more likely than not that Legion will fulfill all terms of its lease in 2003. As of March 1, 2003, Legion Insurance Company was current on its rental payments.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies and estimates include allowance for doubtful accounts, revenue recognition regarding reimbursement income, estimation of accrued real estate taxes, fair value of interest rate swap agreements, impairment and disposal of long-lived assets, including goodwill, accounting for employee share options and restricted shares, and depreciation and amortization, each of which we discuss below.

Allowance for doubtful accounts—methodology

        We evaluate whether accounts receivable from tenants, including straight-line rents, are collectible using the specific identification method. In circumstances where a specific tenant has defaulted on its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we think will be collected. If a tenant's circumstances change (an unexpected material adverse change in a tenant's financial condition that precludes them from meeting their financial obligations), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Revenue recognition—reimbursement income

        Under the terms of our tenant leases, tenants pay a portion of the real estate taxes and property operating expenses of the property they occupy to us as reimbursement income. Tenants generally pay an estimate of these amounts to us monthly. As of December 31 of each year, we record as a receivable or payable the difference between the computed reimbursement income and the monthly estimates paid to us by the tenant even though the amount receivable or payable will not be billed or credited to the tenant until the next calendar year. Such amounts recorded do vary from the actual amounts billed to the tenants but the differences in prior years have not been material.

Accrued real estate taxes—use of estimates

        For certain properties owned by us, real estate taxes for the current calendar year are not due and payable until the next calendar year. We estimate the amounts due the local taxing authorities based on historical trends for a particular property or local area. We also use information from real estate tax consultants who review for the Company the methodology used by the local taxing authorities to determine valuation of our properties and the tax rates used to determine the real estate taxes we owe. If a local taxing authority were to change the methodology it uses to determine real estate taxes, the amounts estimated to be paid in future years could vary from our estimates.

Fair value of interest rate swap agreements

        We value these agreements based on information provided to us by a third party. Such valuations are based on various factors, including current market conditions, assumptions regarding forward yield curves and other matters. Changes in such factors could significantly affect the fair value of our interest rate swap agreements.

Impairment and disposal of long-lived assets, including goodwill

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. This standard stipulates that amortization of goodwill will not be recorded subsequent to adoption and instead periodic evaluation of impairment will be required.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. This standard stipulates that operating results, including gain or loss on sale, of all properties sold, or designated as held for sale, subsequent to the effective date will be reported as discontinued operations for all periods presented.

        The Company periodically evaluates its long-lived assets, including its real estate properties and goodwill, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events may occur that would cause the Company to conclude that impairment indicators exist and that an impairment loss is warranted.

Accounting for employee share options and restricted shares

        The Company uses the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant. Net income and earnings per share would vary from amounts reported if we followed FASB Statement 123 "Accounting for Stock-Based Compensation," and accounted for our employee share options under the fair value method of that Statement.

Depreciation and amortization policy

        Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. Deferred leasing commissions are amortized over the lease term. The Company estimates the useful life of its assets based upon market conditions, economic and physical obsolescence factors and other items. A change in any of these factors may cause the Company to revise the estimated useful life of its assets. Future unanticipated tenant defaults and bankruptcies may cause the Company to shorten the depreciation period for tenant improvements and the amortization period for deferred leasing commissions with a resulting increase in depreciation or amortization expense.

2002 Compared to 2001

        During 2002, the Company acquired 11 properties. The operating results of these properties were included in the Company's financial statements from the dates of acquisition. In addition, the Company sold 4 properties in 2002. In 2001, the Company acquired two properties, and in 2002 a full year of operations of these properties were included in the Company's financial statements. In analyzing the 2002 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2001 were principally due to: (i) the addition of operating results from the properties acquired in 2002 from the dates of acquisition, (ii) the addition of a full year's operating results in 2002 of the properties acquired in 2001 compared to the partial year's operating results from the dates of acquisition in 2001, and (iii) increases or decreases on properties owned in both 2002 and 2001. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties. Insurance costs in 2002 increased as compared to 2001. Insurance costs are expected to increase in 2003 although such increases are partially recovered from tenants through the expense reimbursement clauses in their leases. A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2002 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses
Increase due to 2002 acquisitions	$4,751	$724	$775	$1,725
Increase due to inclusion of full year of properties acquired in 2001	2,258	1,287	643	1,244
Increase (decrease) in 2002 compared to 2001	(2,806)	(970)	(150)	142

Total	$4,203	$1,041	$1,268	$3,111

        Telecommunications income decreased by $276, or 61%, in 2002 to $176 as compared to $452 in 2001 as certain telecommunications providers that leased roof top space from the Company exited this business in 2001.

        Tenant service income decreased by $31, or 8%, to $383 in 2002 as compared to $414 in 2001 commensurate with the decline in occupancy in the Company's portfolio of properties in 2002.

        Interest income decreased by $213, or 14%, to $1,319 in 2002 as compared to $1,532 in 2001 principally because employees repaid amounts due under the employee loan program reducing the amount upon which the Company could earn interest income.

        General and administrative expenses increased by $249, or 5%, to $5,241 in 2002 as compared to $4,992 in 2001 primarily due to certain one-time state and local income taxes ($177) incurred in 2002 and increased insurance costs ($72) in 2002 as compared to 2001.

        Interest expense increased by $1,230, or 9%, to $15,422 in 2002 as compared to $14,192 in 2001 due to increased amounts of long-term debt outstanding in 2002 as compared to 2001, partially offset by lower interest rates on variable rate debt in 2002 as compared to 2001.

        Depreciation and amortization expense increased by $1,544, or 8%, to $19,913 in 2002 compared to $18,369 in 2001 as the weighted-average gross book value of properties depreciated was greater in 2002 than in 2001.

2001 Compared to 2000

        During 2001, the Company acquired two properties. The operating results of these properties were included in the Company's financial statements from the dates of acquisition. In 2000, the Company acquired one property, and in 2001 a full year of operations of this property was included in the Company's financial statements. In analyzing the 2001 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2000 were principally due to: (i) the addition of operating results from the properties acquired in 2001 from the dates of acquisition, (ii) the addition of a full year's operating results in 2001 of the property acquired in 2000 compared to the partial year's operating results from the date of its acquisition in 2000, and (iii) increases or decreases on properties owned in both 2001 and 2000. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties. A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2001 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses
Increase due to 2001 acquisitions	$3,486	$2,372	$1,264	$1,601
Increase due to inclusion of full year of property acquired in 2000	815	688	503	298
Increase (decrease) in 2001 compared to 2000	(1,208)	(2,692)	352	(1,504)

Total	$3,093	$368	$2,119	$395

        Telecommunications income increased by $41, or 10%, in 2001 to $452 as compared to $411 in 2000 as the Company signed additional rooftop license agreements in 2001. The impact of the income generated by the additional agreements was partially offset by the bankruptcies of two companies in 2001 that had signed rooftop license agreements in 2000 and prior.

        Tenant service income increased by $40, or 11%, to $414 in 2001 as compared to $374 in 2000 commensurate with the increase in the number of properties owned by the Company.

        Interest income decreased by $202, or 12%, to $1,532 in 2001 as compared to $1,734 in 2000 principally because the Company did not have any disposition proceeds from property sales in 2001 available to earn interest pending reinvestment in other properties or distribution to shareholders.

        General and administrative expenses decreased by $563, or 10%, to $4,992 in 2001 as compared to $5,555 in 2000 primarily due to reduced expenses associated with the accelerated vesting of shares granted under the restricted share plan ($239) and decreased incentive compensation expenses ($324) in 2001.

        Interest expense decreased by $816, or 5%, to $14,192 in 2001 as compared to $15,008 in 2000 due to lower average interest rates on the Company's unsecured line of credit during 2001.

        Depreciation and amortization expense increased by $2,550, or 16%, to $18,369 in 2001 compared to $15,819 in 2000 as the weighted-average gross book value of properties depreciated was greater in 2001 than in 2000. The Company acquired properties for a contract price of $56,759 in 2001 as compared to acquisitions totaling $9,490 in 2000.

Segment Operations

        The Company has three reportable segments, distinguished by property type. The property types are office, office service center and medical office properties. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and the tenants in those properties are health-care providers.

        Interest expense incurred by the Company is a combination of property specific long-term debt and long-term debt that is secured by properties across the Company's reportable segments. Interest expense incurred on property-specific debt is allocated to that property's segment. Interest expense incurred on long-term debt that is secured by properties across the Company's reportable segments is allocated to the reportable segments based on the square footage of properties in that segment that are associated with the long-term debt.

        The net income for the office segment was as follows:

	Years ended December 31,
	2002	2001	2000
Net operating income	$52,829	$53,094	$54,004
Interest expense	(14,246)	(13,381)	(13,881)
Depreciation	(17,449)	(16,390)	(14,247)

Segment net income	$21,134	$23,323	$25,876

        The decrease in segment net income for the year ended December 31, 2002 as compared to 2001 resulted from declining occupancy in this property segment partially offset by increases due to properties acquired in 2002 and inclusion of a full year of operations in 2002 of properties acquired in 2001. The decrease in segment net income for the year ended December 31, 2001 as compared to 2000 resulted from declining occupancy in this property segment partially offset by increases due to properties acquired in 2001 and inclusion of a full year of operations in 2001 of properties acquired in 2000.

        The net income for the office service center segment was as follows:

	Years ended December 31,
	2002	2001	2000
Net operating income	$2,269	$2,985	$3,858
Interest expense	(854)	(811)	(1,127)
Depreciation	(1,037)	(1,406)	(1,024)

Segment net income	$378	$768	$1,707

        The decrease in segment net income for the year ended December 31, 2002 as compared to 2001 resulted from declining occupancy in this property segment. The decrease in segment net income for the year ended December 31, 2001 as compared to 2000 resulted from declining occupancy in this property segment.

        The net income for the medical office segment was as follows:

	Years ended December 31,
	2002	2001	2000
Net operating income	$1,285	—	—
Interest expense	(322)	—	—
Depreciation	(507)	—	—

Segment net income	$456	—	—

        The increase in segment net income for the year ended December 31, 2002 resulted from the acquisition of the medical office properties on October 1, 2002.

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

        The Board of Trustees determines the Company's dividend policy. The Board of Trustees has indicated that it expects to maintain the current level of common share monthly dividends ($.135 per share) and preferred share quarterly dividends ($.609375 per share) through 2003. The payment of dividends, other than those declared to date, is subject to future action of the Board of Trustees and will depend upon several factors including but not limited to the Company's cash position, operating results and general financial condition.

        The Company expects to meet its liquidity requirements for property acquisitions and significant capital improvements through targeted property dispositions and additional borrowings. The Company has approximately $50,000 of additional borrowing capacity through two secured credit facilities, including the $29,200 secured credit facility described below. Declining occupancies in the Company's properties expected in 2003 may cause the Company to limit future acquisition activity funded by long-term borrowings to maintain liquidity for future significant capital improvements, tenant improvements and other leasing costs and working capital. The Company expects to invest approximately $2,000 for certain improvements at its property located at 1111 Touhy Avenue, Des Plaines, Illinois over the next several years. While the Company expects to complete these improvements in 2003 and 2004, the Company does have the option of limiting or curtailing these improvements as conditions warrant.

        The Company sold its property located at 160 Hansen Court, Wood Dale, Illinois, on April 22, 2002 for a contract price of $2,322, resulting in a gain on sale of $1,132.

        The Company sold its property located at 3400 Dundee Road, Northbrook, Illinois, on July 1, 2002 for a contract price of $8,175, resulting in a gain on sale of $3,835.

        The Company sold its property located at 305, 315 and 325 Eisenhower Parkway, Ann Arbor, Michigan, on August 30, 2002 for a contract price of $21,800, resulting in a gain on sale of $2,216.

        The Company sold its property located at 180 Hansen Court, Wood Dale, Illinois, on November 22, 2002 for a contract price of $1,755, resulting in a gain on sale of $606.

        On August 1, 2002, the Company acquired 1111 Touhy Avenue, Des Plaines, Illinois, a 148,444 square foot office building, for a contract price of $10,050. Funds for the purchase came from the sale of 160 Hansen Court and additional long-term borrowings.

        On October 1, 2002, the Company acquired eight medical office buildings in metropolitan Chicago totaling 459,000 square feet for a contract price of $59,561. In connection with this acquisition, the Company entered into a one-year mortgage loan in an amount of $36,000. Funds for this acquisition came from the sale of the Ann Arbor properties and the $36,000 loan described above. On January 16, 2003, the Company entered into a 10-year mortgage loan in an amount of $40,000. This loan accrues interest at 5.43% per annum payable monthly along with monthly principal payments based on a 30-year amortization schedule. The proceeds of the 10-year mortgage loan were used to repay the $36,000 loan described above and for working capital.

        On October 15, 2002, the Company acquired 387 Shuman Boulevard, Naperville, Illinois, a 112,309 square foot office building, for a contract price of $7,820. Funds for the purchase came from additional long-term borrowings.

        On December 10, 2002, the Company completed a mortgage financing transaction with an institutional lender (the "ING loan"). The ING Loan has four tranches, designated as Notes A, B, C and D. The Company borrowed $141,750 at the closing of the ING Loan, representing the full principal balance under Notes A, B and C and a portion of the amount available under Note D, as described below. The proceeds from the ING Loan closing were used primarily to repay the outstanding balance under the Company's unsecured credit facility.

        Note A has a principal sum of $35,000, a fixed interest rate of 4.3% and an expected maturity date of January 1, 2008. Note B has a principal sum of $40,000, a fixed interest rate of 4.77% and an expected maturity date of January 1, 2010. Note C has a principal sum of $50,000, a floating interest rate of LIBOR plus 1.35%, which rate adjusts on a monthly basis, and an expected maturity date of February 1, 2008. Notes A, B and C provide for principal amortization over a 25-year period until the expected maturity date.

        The fourth tranche of the ING Loan, designated as Note D, is a revolving line of credit until 2008 as described below. The maximum principal amount available under Note D is $40,000 and bears interest at a rate of LIBOR plus 1.60%, which rate adjusts on a monthly basis. Annual principal pay-downs of $1 are required on the balance outstanding under Note D until January 1, 2008, at which time any amounts outstanding are expected to be due. At December 31, 2002, $16,750 was outstanding under Note D.

        On March 24, 2003, the Company entered into a $29,200 secured credit facility. This facility has a term of three years, bears interest at LIBOR plus 1.45%, and is secured by the Company's properties located in Columbus and Dublin, Ohio. There are no amounts outstanding under this facility as of March 24, 2003. Future borrowings under this loan are available to fund acquisitions, significant capital improvements, tenant improvements, leasing costs and working capital.

        The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

Statements of Cash Flows

  2002 Compared to 2001

        Cash provided by operating activities increased by $93 as compared to 2001 as the cash flow from operations generated by properties acquired in 2002 subsequent to the dates of their acquisitions offset declines in cash flow from operations that resulted from occupancy declines in properties owned throughout 2002 and 2001.

        Net cash used in investing activities increased by $228 as compared to 2001 as Company acquired 11 properties in 2002 at a cost of $86,361 and generated $33,052 of disposition proceeds in 2002 from the sale of four properties in 2002 compared to the acquisition of two properties in 2001 at a cost of $56,759 and no property dispositions in 2001.

        Net cash provided by financing activities increased by $189 as compared to 2001 as the Company's financing activities in 2002 were similar to 2001 in that the Company incurred additional indebtedness in both years to finance its net acquisition activity.

  2001 Compared to 2000

        Cash provided by operating activities increased by $4,575 as compared to 2000 because the Company acquired two properties during 2001 aggregating 452,000 square feet that offset the impact of declining occupancy on cash flow from operations.

        Net cash used in investing activities increased by $89,576 as compared to 2000 as Company acquired two properties in 2001 at a cost of $56,759 and did not sell any properties in 2001 compared to the acquisition of one property in 2000 at a cost of $9,490 and the sale of two properties in 2000 that generated disposition proceeds of $39,620.

        Net cash provided by financing activities increased by $87,845 as compared to 2000 as the Company increased its long-term debt outstanding to finance the acquisition of properties in 2001.

  Forward-Looking Statements

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The statements included in this annual report on Form 10-K regarding dividend policy, anticipated results for future periods, the expectations regarding future property dispositions and acquisitions, future portfolio occupancy rates, the Company's expectation for portfolio leasing, expectations regarding local real estate market developments and the economic characteristics of the markets in which the Company operates, are "forward-looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Though these statements are based on risks, assumptions and other factors that management believes to be reasonable, actual results may differ from those expected or implied by the "forward-looking statements." Key factors that may cause actual results to differ from projected results include changes in: interest rates; conditions in the financial markets generally and the market for real estate finance specifically; local and/or national economic conditions; the pace of office space development and sub-lease availability; tenant office space demand; the financial position of the Company's tenants, including changes that may lead to increases in tenant defaults; actual tenant default rates compared to anticipated default rates; and other risks inherent in the real estate business. For further information, reference should be made to the other reports and information that the Company has filed and may file with the Securities and Exchange Commission.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

        The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates. A change in variable interest rates of 1% per annum would increase or decrease the Company's interest expense by $204 per annum based on the amount of variable rate debt outstanding at December 31, 2002 ($20,370).

        The Company's debt under Note C of the ING loan bears interest at a variable rate of LIBOR plus 1.35%. In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement effectively fixes the interest rate on $25,000 of Note C at a maximum of 4.27% until December 2003. The second swap agreement effectively fixes the interest rate on $25,000 of Note C at a maximum of 4.88% per annum until December 2004.

        At December 31, 2002, the Company had $258,300 of fixed rate debt outstanding at an average rate of 5.81% (including the effect of the two swap agreements). The Company has long-term debt outstanding at fixed rates in the range of 4.3% to 7.44%. The general level of interest rates in the United States as of March 1, 2003 is such that refinancing this debt at current rates would be unlikely due to prepayment restrictions and penalties on its fixed rate debt. If the general level of interest rates in the United States were to fall further, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

        In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 82% of its long-term debt outstanding at December 31, 2002 at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

        A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	2003	2004	2005	2006	2007	Thereafter
Liabilities:
Fixed Rate
Mortgage loans payable	$5,261	$5,594	$5,949	$26,060	$15,817	$149,619
Average interest rate	6.15%	6.16%	6.17%	6.54%	6.74%	5.95%
Fixed Rate
Note C subject to interest rate swap expiring in December 2003(1)	$611	$730	$749	$770	$791	$21,349
Note C subject to interest rate swap expiring in December 2004(2)	$611	$730	$749	$770	$791	$21,349
Variable Rate
Note D	$1	$1	$1	$1	$1	$16,745
Average interest rate(3)
Bank loan payable	$36,000	—	—	—	—	—
Average interest rate(4)
Bonds payable	$375	$415	$460	$505	$560	$1,305
Average interest rate(5)

(1)
The maximum interest rate is 4.27% per annum until December 2003. The average rate during 2002 was 4.27%.

(2)
The maximum interest rate is 4.88% per annum until December 2004. The average interest rate during 2002 was 4.88%.

(3)
At December 31, 2002, the interest rate was LIBOR plus 1.6% per annum. The average interest rate during 2002 was 3.04% per annum.

(4)
The interest rate at December 31, 2002, was LIBOR plus 1.85%. The average interest rate during 2002 was 3.58%.

(5)
The interest rate is reset weekly. Including credit enhancement costs, the average interest rate during 2002 was 3.75% per annum.

ITEM 8—FINANCIAL STATEMENTS

        The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on Page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10—TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding trustees of the Company will be set forth under the caption "Election of Trustees" in the Company's proxy statement for the Company's 2003 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included in Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

        Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation-Compensation Committee Report on Executive Compensation" and "Executive Compensation-Performance Graph," is incorporated herein by reference.

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

ITEM 14—CONTROLS AND PROCEDURES

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

        Subsequent to the date of their most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)    1.    See Index to Financial Statements.

                2.    See Index to Financial Statements.

        All other schedules are not submitted because the required criteria have not been met, or because the required information is included in the consolidated financial statements or notes thereto.

                3.    Exhibits.

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
4.1
Specimen of certificate representing the Company's Common Shares of Beneficial Interest, par value $.01 per share (the "Common Shares") (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.2	Specimen of certificate representing the Series A Preferred Shares (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.3
Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 9, 1998).
4.4	Loan Agreement dated June 1, 2001 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2001)
4.5
Form of Mortgage between the Company and Allstate Life Insurance Company dated December 14, 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.6
Form of Promissory Note between the Company and Allstate Life Insurance Company dated December 14, 2001 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.7	Bridge Loan Agreement between the Company and Bank One NA dated as of October 1, 2002. (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated October 1, 2002).
4.8
Loan Agreement dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 10, 2002).

4.9
Promissory Note A dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa with a maximum principal amount of $35 million (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.10
Promissory Note B dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa with a maximum principal amount of $40 million (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.11
Promissory Note C dated December 10, 2002 between the Company and Security Life of Denver Insurance Company with a maximum principal amount of $50 million (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.12
Promissory Note D dated December 10, 2002 between the Company and Security Life of Denver Insurance Company with a maximum principal amount of $40 million (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.13
Form of the Mortgage, Security Agreement, Financing Statement and Fixture Filing dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.14
Form of the Mortgage, Leasehold Mortgage, Security Agreement and Fixture Filing between the Company and Metropolitan Life Insurance Company dated January 16, 2003 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 16, 2003).
4.15
Promissory Note with a principal amount of $40 million between the Company and Metropolitan Life Insurance Company dated January 16, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 16, 2003).
10.1
Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (the "Partnership Agreement") (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997).
10.2	First Amendment to the Partnership Agreement, dated February 6, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 (File No. 333-22619) (the "S-11")).
10.3	Second Amendment to the Partnership Agreement, dated February 10, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.4	Third Amendment to the Partnership Agreement, dated May 22, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	Fourth Amendment to the Partnership Agreement, dated December 23, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).

*10.6	The Great Lakes REIT Equity and Performance Incentive Plan (the "Equity Plan") (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A dated April 18, 2001).
*10.7
Form of Option Agreement for use in connection with options granted under the Equity Plan; no options were granted to Named Executive Officers in 2002 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
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
*10.12	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement dated January 9, 1997).
*10.13
Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Amounts that were to mature in 2002 for Richard A. May, Patrick R. Hunt, Raymond M. Braun and Richard L. Rasley were extended on February 5, 2002 to mature one year later.
*10.14	Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).
*10.15
Form of Restricted Shares Agreement; no restricted shares were granted to Named Executive Officers in 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000).
*10.16
Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.17
Form of the ground lease between the Company and Advocate Health and Hospitals Corporation relating to 7 of the 8 medical office properties acquired (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated October 1, 2002).
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends.
21.1	Subsidiaries of the Company.

23.1	Consent of Independent Auditors.
24.1	Power of Attorney (set forth on the signature page hereof).
99.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensation plan or arrangement.

(b)
Reports on Form 8-K:

        During the fourth quarter ended December 31, 2002, the Company filed the following reports on Form 8-K:

          Items 2 and 7 Form 8-K dated October 1, 2002, filed on October 14, 2002, as amended by Form 8-K/A filed on December 13, 2002, reporting Acquisition of Medical Office Buildings and Required Financial Statements.

          Item 5 Form 8-K dated and filed on December 23, 2002, reporting Other Events.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

GREAT LAKES REIT

By:	/s/ RICHARD A. MAY Richard A. May Chairman of the Board of Trustees and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 24th day of March, 2003.

Signature	Title

/s/ RICHARD A. MAY Richard A. May	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)
/s/ PATRICK R. HUNT Patrick R. Hunt	President, Chief Operating Officer and Trustee
/s/ JAMES HICKS James Hicks	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ MATTHEW S. DOMINSKI Matthew S. Dominski	Trustee
/s/ DANIEL P. KEARNEY Daniel P. Kearney	Trustee
/s/ LEANDRA R. KNES Leandra R. Knes	Trustee
/s/ DONALD E. PHILLIPS Donald E. Phillips	Trustee
/s/ JAMES E. SCHRAGER James E. Schrager	Trustee
/s/ RICHARD E. TERRY Richard E. Terry	Trustee

CERTIFICATIONS

        I, Richard A. May, certify that:

        1.    I have reviewed this annual report on Form 10-K of Great Lakes REIT;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ RICHARD A. MAY Richard A. May Chairman and Chief Executive Officer

CERTIFICATIONS

        I, James Hicks, certify that:

        1.    I have reviewed this annual report on Form 10-K of Great Lakes REIT;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ JAMES HICKS James Hicks Chief Financial Officer

Great Lakes REIT

Index to Financial Statements (Item 15(a))

        Schedules, other than as listed above, are omitted because they are not applicable or the equivalent information has been included elsewhere herein.

REPORT OF INDEPENDENT AUDITORS

         The Board of Trustees and Shareholders

Great Lakes REIT

        We have audited the accompanying consolidated balance sheets of Great Lakes REIT as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002 Great Lakes REIT adopted the provisions of Statements of Financial Standards No. 142, "Goodwill and Other Intangible Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                      Ernst & Young LLP

Chicago, Illinois
January 27, 2003

Great Lakes REIT

Consolidated Balance Sheets

(In Thousands, except per share data)

	December 31,
	2002	2001
Assets
Properties:
Land	$65,245	$64,736
Buildings and improvements	516,662	457,849

	581,907	522,585
Less accumulated depreciation	65,030	56,839

	516,877	465,746
Assets held for sale, net	8,928	—
Cash and cash equivalents	5,061	2,896
Real estate tax escrows	69	225
Rents receivable	6,261	6,661
Deferred financing and leasing costs, net of accumulated amortization	9,110	6,674
Goodwill	1,061	1,061
Other assets	1,614	3,229

Total assets	$548,981	$486,492

Liabilities and shareholders' equity
Bank loan payable	$36,000	$102,250
Mortgage loans payable	275,050	150,868
Bonds payable secured by assets held for sale	3,620	3,960
Accounts payable and accrued liabilities	3,740	2,656
Accrued real estate taxes	14,872	12,710
Dividends payable	2,539	304
Prepaid rent	4,044	3,539
Security deposits	1,617	1,629

Total liabilities	341,482	277,916

Minority interests	677	682

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,500 9 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding)	37,500	37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 16,550 and 16,503 shares issued and outstanding in 2002 and 2001, respectively)	165	165
Paid-in-capital	208,319	208,065
Retained earnings (deficit)	(19,765)	(15,927)
Employee share purchase loans	(16,154)	(20,083)
Deferred compensation	(2,035)	(2,325)
Accumulated other comprehensive income (loss)	(1,208)	499

Total shareholders' equity	206,822	207,894

Total liabilities and shareholders' equity	$548,981	$486,492

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Income and Comprehensive Income

(In Thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Revenues:
Rental	$76,539	$72,336	$69,243
Reimbursements	21,461	20,420	20,052
Parking	469	396	318
Telecommunications	176	452	411
Tenant service	383	414	374
Interest	1,319	1,532	1,734
Other	1,062	583	525

Total revenues	101,409	96,133	92,657

Expenses:
Real estate taxes	16,095	14,827	12,708
Other property operating	26,980	23,869	23,474
General and administrative	5,241	4,992	5,555
Interest	15,422	14,192	15,008
Depreciation and amortization	19,913	18,369	15,819

Total expenses	83,651	76,249	72,564

Income before gain on sale of properties and allocation to minority interests	17,758	19,884	20,093
Gain on sale of properties	—	—	11,134
Minority interests	65	52	82

Income from continuing operations	17,693	19,832	31,145
Discontinued operations, net (including gain on sale of properties of $7,789 in 2002)	8,759	1,788	3,044

Net income	26,452	21,620	34,189
Income allocated to preferred shareholders	3,656	3,656	3,656

Net income applicable to common shares	$22,796	$17,964	$30,533

Earnings per common share from continuing operations—basic	$0.86	$0.98	$1.67

Earnings per common share—basic	$1.39	$1.09	$1.85

Weighted average common shares outstanding—basic	16,372	16,520	16,531

Diluted earnings per common share from continuing operations	$0.85	$0.97	$1.66

Diluted earnings per common share	$1.38	$1.08	$1.84

Weighted average common shares outstanding—diluted	16,522	16,655	16,631

Comprehensive income:
Net income	$26,452	$21,620	$34,189
Change in fair value of interest rate swap agreements	(1,707)	499	—

Total comprehensive income	$24,745	$22,119	$34,189

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in Thousands)

	Years ended December 31,
	2002	2001	2000
Preferred Shares
Balance at beginning of period	$37,500	$37,500	$37,500

Balance at end of period	37,500	37,500	37,500

Common Shares
Balance at beginning of period	165	167	163
Exercise of share options	—	—	3
Restricted share awards	—	—	2
Purchase of treasury shares	—	(2)	(1)

Balance at end of period	165	165	167

Paid-in capital
Balance at beginning of period	208,065	211,301	204,564
Exercise of share options	254	412	3,916
Restricted share awards	—	—	3,136
Purchase of treasury shares	—	(3,648)	(315)

Balance at end of period	208,319	208,065	211,301

Retained earnings (deficit)
Balance at beginning of period	(15,927)	(7,176)	(5,936)
Net income	26,452	21,620	34,189
Distributions/dividends	(30,290)	(30,371)	(35,429)

Balance at end of period	(19,765)	(15,927)	(7,176)

Employee share purchase loans
Balance at beginning of period	(20,083)	(20,096)	(16,335)
Repayment of loans	3,929	277	—
Exercise of share options	—	(264)	(3,761)

Balance at end of period	(16,154)	(20,083)	(20,096)

Deferred compensation
Balance at beginning of period	(2,325)	(2,623)	(22)
Restricted share awards	—	—	(3,138)
Amortization of deferred compensation	290	298	537

Balance at end of period	(2,035)	(2,325)	(2,623)

Accumulated other comprehensive income (loss)
Balance at beginning of period	499	—	—
Change in fair value of interest rate swap agreements	(1,707)	499	—

Balance at end of period	(1,208)	499	—

Total shareholders' equity	$206,822	$207,894	$219,073

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,452	$21,620	$34,189
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	21,077	19,852	16,975
Gain on sale of properties, net	(7,789)	—	(11,134)
Other non-cash items	355	350	618
Net changes in assets and liabilities:
Rents receivable	400	1,067	(1,454)
Real estate tax escrows and other assets	(602)	(903)	(66)
Accounts payable, accrued expenses and other liabilities	1,577	(1,935)	(904)
Accrued real estate taxes	2,162	1,826	(803)
Payment of deferred leasing costs	(3,421)	(1,759)	(1,878)

Net cash provided by operating activities	40,211	40,118	35,543

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties	(86,361)	(56,759)	(9,490)
Additions to buildings and improvements	(16,020)	(12,241)	(9,525)
Proceeds from property sales, net	33,052	—	39,620
Other investing activities, net	8	(93)	(122)

Net cash provided by (used in) investing activities	(69,321)	(69,093)	20,483

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options	254	148	158
Proceeds from repayment of employee share loans	3,929	277	—
Proceeds from bank and mortgage loans payable	224,250	255,715	24,500
Distributions / dividends paid	(28,055)	(30,371)	(35,429)
Distributions to minority interests	(70)	(49)	(96)
Purchase of minority interests	—	—	(258)
Purchase of treasury shares	—	(3,650)	(316)
Payment of bank and mortgage loans and bonds	(166,658)	(189,548)	(45,252)
Payment of deferred financing costs	(2,375)	(1,436)	(66)

Net cash provided by (used in) financing activities	31,275	31,086	(56,759)

Net increase (decrease) in cash and cash equivalents	2,165	2,111	(733)
Cash and cash equivalents, beginning of year	2,896	785	1,518

Cash and cash equivalents, end of year	$5,061	$2,896	$785

Supplemental disclosure of cash flow:
Interest paid	$15,879	$14,552	$15,239

Non-cash financing transactions:
Employee share purchase loans	—	$264	$3,761

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

Nature of Activities

        Great Lakes REIT, a Maryland real estate investment trust (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban and medical office properties primarily located in the Midwest. At December 31, 2002, the Company owned and operated 46 properties primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office space to over 650 tenants in a variety of businesses.

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

        Effective January 1, 2002, the Company allocates a portion of the purchase price of properties acquired to significant intangible assets such as above or below market operating leases.

        Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 2002, 2001 and 2000, depreciation expense amounted to $17,912, $17,256 and $14,766, respectively. Fully depreciated assets of $4,714, $4,109 and $2,079 were written off in 2002, 2001 and 2000, respectively.

Deferred Costs

        Deferred costs consist principally of financing fees and leasing commissions that are amortized over the terms of the respective agreements. Upon early termination of leases, unamortized leasing costs are charged to expense.

Revenue Recognition

        Minimum rentals are recognized on a straight-line basis over the term of the related leases. Deferred rents receivable at December 31, 2002 and 2001 were $5,823 and $5,427, respectively. Additional rents from expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

Allowance for Doubtful Accounts

        The Company evaluates whether accounts receivable from tenants, including straight-line rents, are collectible using the specific identification method. In circumstances where a specific tenant has defaulted on its financial obligations, the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount expected to be collected.

Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Company had $4,858 and $2,693, respectively, in a money market fund.

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

        As of December 31, 2002, properties net of accumulated depreciation, rents receivable, goodwill and prepaid rent have a federal income tax basis of approximately $536,909, $1,076, -0- and -0-, respectively.

Reconciliation of Net Income to Estimated Taxable Income (Unaudited)

        Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things. The following table reconciles the Company's net income to estimated taxable income for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net income	$26,452	$21,620	$34,189
Book/tax differences in depreciation and amortization	7,501	7,145	4,786
Book/tax differences in gain on sale of properties	(7,047)	—	(336)
Increase (decrease) in advanced rent payments	205	942	(1,339)
Restricted share and option compensation	290	(312)	320
Straight-line rent adjustments	(632)	174	(684)
Amortization of goodwill	—	74	74
Other, net	46	(100)	56

Estimated taxable income	$26,815	$29,543	$37,066

Share Options

        The Company uses the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant.

Derivatives and Hedging Activities

        In the normal course of business, the Company is exposed to the effect of interest rate changes and limits such risks by following established risk management policies including the use of derivatives. The Company uses various derivative financial instruments to manage, or hedge, interest rate risks and requires that such instruments be effective in reducing the interest rate risk exposure that they are designated to hedge.

        The Company recognizes all derivatives on its balance sheet at fair value effective January 1, 2001. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        In October 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement expires in December 2003 and fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.27%. The second swap agreement expires in December 2004 and fixes the interest rate on $25,000 of the Company's variable rate debt at a maximum of 4.88% per annum. The Company is exposed to credit loss in the event of non-performance by counterparties under the agreement, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

        At December 31, 2002, the fair value of the swap agreements was a liability of $1,208 and is reflected as accumulated other comprehensive income (loss) in the consolidated balance sheet as of December 31, 2002. The change in fair value of the interest rate swap agreements has been reflected entirely in other comprehensive income in 2002 and 2001, as they are effective cash flow hedges.

Goodwill

        Through December 31, 2001, goodwill was amortized to expense on a straight-line basis over its estimated life of twenty years. Accumulated amortization was $428 and $354 at December 31, 2001 and 2000, respectively.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is not amortized but is subject to annual impairment tests in accordance with these Statements.

        The Company has performed the required impairment tests of goodwill as of January 1, 2003, and has determined that goodwill is not impaired as of that date.

Impairment and Disposal of Long-lived Assets

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The Company did not record any impairment losses in 2002, 2001 and 2000.

        This standard stipulates that operating results, including gain or loss on sale, of all properties sold, or designated as held for sale, subsequent to the effective date will be reported as discontinued operations for all periods presented.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

        Certain accounts in 2001 and 2000 have been reclassified to conform to the 2002 presentation. Such reclassifications did not affect the Company's financial position or the results of operations.

2. Deferred Costs

        Deferred costs consisted of the following at December 31, 2002 and 2001:

	2002	2001
Deferred financing costs	$4,538	$2,437
Deferred leasing costs	10,487	9,090

	15,025	11,527
Less accumulated amortization	5,915	4,853

	$9,110	$6,674

        During the years ended December 31, 2002, 2001 and 2000, amortization of financing costs was $1,100, $497 and $482, respectively, and amortization of leasing costs was $1,961, $1,917 and $1,577, respectively. Deferred leasing costs related to property dispositions of $478 were written off in 2002. Fully amortized deferred costs of $1,820 and $3,441 were written off in 2002 and 2001, respectively.

3. Long-Term Debt

        Mortgage loans payable aggregated $275,050 and $150,868 at December 31, 2002 and 2001, respectively. The mortgage loans payable require monthly payments of principal and interest. Interest rates at December 31, 2002, ranged from 2.79% to 7.44%.

        The Company has obtained a bank letter of credit to secure repayment of outstanding bonds payable in a face amount of approximately $4,044. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on one of the Company's properties. In the event performance is required under this guarantee, any payments made in satisfaction of the guarantee would be applied in satisfaction of debt service requirements relating to the underlying bonds that are reflected in the Company's consolidated balance sheets. Accordingly, any potential loss relating to this guarantee is minimal and no liability for such guarantee is reflected in the consolidated balance sheet. The Company's obligation under this guarantee will expire on June 1, 2009. The interest rate on the bonds (1.7% per annum at December 31, 2002) is reset weekly by the bond placement agent.

        On December 10, 2002, the Company completed a mortgage financing transaction with an institutional lender (the "ING loan"). The ING Loan has four tranches, designated as Notes A, B, C and D. The Company borrowed $141,750 at the closing of the ING Loan, representing the full principal balance under Notes A, B and C and a portion of the amount available under Note D, as described below.

        Note A has a principal sum of $35,000, a fixed interest rate of 4.3% and an expected maturity date of January 1, 2008. Note B has a principal sum of $40,000, a fixed interest rate of 4.77% and an expected maturity date of January 1, 2010. Note C has a principal sum of $50,000, a floating interest rate of LIBOR plus 1.35% (2.79% at December 31, 2002), which rate adjusts on a monthly basis, and an expected maturity date of February 1, 2008. Notes A, B and C provide for principal amortization over a 25-year period until the expected maturity date.

        The fourth tranche of the ING Loan, designated as Note D, is a revolving line of credit with a maximum principal amount available under Note D of $40,000 and bears interest at a rate of LIBOR plus 1.60% (3.04% at December 31, 2002), which rate adjusts on a monthly basis. Annual principal pay-downs of $1 are required on the balance outstanding under Note D until January 1, 2008, at which time any amounts outstanding are expected to be due.

        In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement expires in December 2003 and fixes the interest rate on $25,000 of Note C of the ING loan at a maximum of 4.27%. The second swap agreement expires in December 2004 and fixes the interest rate on $25,000 of Note C of the ING loan at a maximum of 4.88% per annum.

        At December 31, 2002, the fair value of the swap agreements was a liability of $1,208 and is reflected as other assets and accumulated other comprehensive income in the consolidated balance sheet as of December 31, 2002.

        The following is a summary of principal maturities of mortgage loans, bank loan and bonds payable:

Year Ending December 31,	Amount
2003	$42,859
2004	7,470
2005	7,908
2006	28,106
2007	17,960
Thereafter	210,367

$314,670

        At December 31, 2002, properties with a carrying amount of approximately $472,973 were pledged as collateral under the various debt agreements.

4. Share Options

        In 2001, the Company adopted the Amended and Restated Equity and Performance Incentive Plan (the "Amended Plan") that allows the granting of options on shares to employees and members of the Board of Trustees. The Amended Plan, which superceded all previous plans, provides that 1,088,090 common shares were reserved for issuance after May 31, 2001. As of December 31, 2002, 931,340 common shares were available for future grant.

        For options granted in 2002, 2001 and 2000, the exercise prices at the dates of grant were equal to or greater than the fair value of the Company's shares.

        A summary of the Company's share option activity and related information for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Years ended December 31,
	2002		2001		2000
	Shares	Price per Share(a)	Shares	Price per Share(a)	Shares	Price per Share(a)
Outstanding at beginning of year	1,180,299	$16.27	1,177,400	$16.23	1,375,040	$16.04
Granted	99,750	$16.65	57,000	$15.90	89,200	$16.71
Exercised	16,801	$15.13	37,668	$14.47	282,015	$15.37
Cancelled	2,000	$16.56	16,433	$16.05	4,825	$14.61

Outstanding at end of year	1,261,248	$16.32	1,180,299	$16.27	1,177,400	$16.23

	Shares Exercisable	Price per Share(a)
As of December 31, 2002	1,152,165	$16.31
As of December 31, 2001	1,023,026	$16.40
As of December 31, 2000	845,400	$16.49

(a)
Weighted-average exercise price per share

        The weighted-average fair value of options granted is as follows:

Year ended December 31, 2002	$0.65
Year ended December 31, 2001	$1.77
Year ended December 31, 2000	$2.53

        The weighted-average life of options outstanding at December 31, 2002 was 5.24 years.

        Pro forma information regarding net income and earnings per share is required by FASB Statement 123 "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Risk-free Interest Rate	Dividend Yields	Volatility Factors	Weighted Average Expected Life
Year ended December 31, 2002	4.00%	9.73%	0.19%	5 years
Year ended December 31, 2001	5.13%	9.8%-10.2%	0.324%	5 years
Year ended December 31, 2000	5.10%	8.7%	0.354%	5 years

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

        The effects on 2002, 2001 and 2000 pro forma net income and pro forma earnings per common share, both basic and diluted, of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years.

        For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows:

	Years ended December 31,
	2002	2001	2000
Net income as reported	$22,796	$17,964	$30,533
Less employee share option compensation at fair value	172	453	630

Pro forma net income	$22,624	$17,511	$29,903

Pro forma basic earnings per common share	$1.38	$1.06	$1.81

Pro forma diluted earnings per common share	$1.37	$1.05	$1.80

        The Company had a limited purpose employee loan program whereby employees may borrow all or a portion of the cost of exercising options on common shares held by the employee. Such loans bear interest at 6.83% which is payable monthly, are recourse to the employees, had an original term of five years provided the employee remains employed by the Company and are secured by a pledge of the common shares acquired by the employee through this program. The Company discontinued the program in 2001 and will require that all loans be repaid on their current maturity dates. As of December 31, 2002, employees had pledged approximately 1,100,000 common shares as security for loan amounts outstanding of $16,154 due the Company. Such amount is reflected as a reduction of shareholders' equity until the loans are repaid. The maturity schedule for employee loans at December 31, 2002 is:

Years ended December 31,	Amount
2003	$8,438
2004	3,909
2005	3,513
2006	294

$16,154

5. Restricted Share Grants

        On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees under the 1997 Equity and Performance Incentive Plan. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company, but may vest earlier in increments during the period ending December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis, subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. Based on year 2000 performance, 33,336 shares vested to the participants. No shares vested in 2002 and 2001. The

Company recorded compensation expense of $290, $298 and $523 in 2002, 2001 and 2000, respectively, related to the restricted share plan.

6. Leases

        The Company leases office and industrial properties to tenants under noncancellable operating leases that expire at various dates through 2017. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses. The following is a summary of minimum future rental revenue under noncancellable operating leases:

Year ending December 31,	Amount
2003	$74,279
2004	58,230
2005	45,183
2006	32,802
2007	23,506
Thereafter	26,951

$260,951

        Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

7. Dividends

        The Company declared dividends of $26,634, $26,715 and $31,773 to common shareholders of record during the calendar years 2002, 2001 and 2000, respectively. The Company has determined the common shareholders' treatment for Federal income tax purposes to be as follows:

	2002	2001	2000
Ordinary income	$26,129	$26,715	$20,973
Unrecaptured Section 1250 gain	—	—	1,485
20% rate capital gains	505	—	9,315

Total	$26,634	$26,715	$31,773

        The Company paid dividends to preferred shareholders of record in 2002, 2001 and 2000 of $3,656, all of which represented ordinary income for Federal income tax purposes to the preferred shareholders.

8. Property Acquisitions

        The following properties were acquired in 2002, 2001 and 2000 and the results of their operations are included in the consolidated statements of income from their respective dates of acquisition.

Location	Date Acquired	Acquisition Cost
Year ended December 31, 2002:
N19W24133 Riverwood Dr. Pewaukee, WI	1/30/2002	$8,652
1111 East Touhy Avenue Des Plaines, IL	8/1/2002	10,052
387 Shuman Boulevard Naperville, IL	10/15/2002	7,856
Medical Office Properties:
Good Shepherd POB I 27790 West Highway 22 Barrington, IL	10/1/2002	7,155
Good Shepherd POB II 27750 West Highway 22 Barrington, IL	10/1/2002	6,539
1020 E. Ogden Avenue Naperville, IL	10/1/2002	8,208
Good Samaritan POB I 3825 Highland Avenue Downers Grove, IL	10/1/2002	8,174
Good Samaritan POB II 3825 Highland Avenue Downers Grove, IL	10/1/2002	13,547
4400 West 95th Street Oak Lawn, IL	10/1/2002	8,275
2301/2315 East 93rd Street Chicago, IL	10/1/2002	4,423
17850 S. Kedzie Avenue Hazel Crest, IL 60429	10/1/2002	3,480

		$86,361

Year ended December 31, 2001:
1600 Golf Road Rolling Meadows, IL	3/1/2001	$25,616
3000 Lakeside Drive Bannockburn, IL	8/10/2001	31,143

		$56,759

Year ended December 31, 2000:
1920 and 1930 N. Thoreau Drive Schaumburg, IL	8/1/2000	$9,490

9. Property Dispositions

        The Company sold four properties in 2002 and two properties in 2000 as follows:

Property	Date of Sale	Contract Price	Gain (Loss) On Sale
160 Hansen Court Wood Dale, IL	4/22/2002	$2,322	$1,132
3400 Dundee Road Northbrook, IL	7/1/2002	8,175	3,835
305,315 and 325 Eisenhower Parkway Ann Arbor, MI	8/30/2002	21,800	2,216
180 Hansen Court Wood Dale, IL	11/22/2002	1,755	606

		$34,052	$7,789

3010 and 3020 Woodcreek Drive Downers Grove, IL	4/12/2000	$12,700	$2,958
183 Inverness Drive Englewood, CO	12/1/2000	28,250	8,176

Total 2000		$40,950	$11,134

        The sales proceeds from 160 Hansen Court were reinvested in 1111 Touhy Avenue, Des Plaines, Illinois. The sales proceeds from 3400 Dundee Road were reinvested in N9W24133 Riverwood Drive, Pewaukee, Wisconsin. The sales proceeds from 305, 315 and 325 Eisenhower Parkway were reinvested in the medical office buildings.

        The sales proceeds of the 3010 and 3020 Woodcreek Drive property were partially reinvested in 1920 and 1930 Thoreau Drive, Schaumburg, Illinois

        The net book value of properties sold was $24,410 and $28,424 in 2002 and 2000, respectively.

        The components of discontinued operations for the years ended December 31, 2002, 2001 and 2000 are outlined below and include the results of operations through the date of each respective sale for the year ended December 31, 2002 (or all operations of properties held for sale) and all operations for the years ended December 31, 2001 and 2000 related to properties sold in 2002 and the properties held for sale at December 31, 2002.

	Years ended December 31,
	2002	2001	2000
Revenues	$4,704	$7,013	$7,872

Expenses:
Real estate taxes and property operating expenses	2,489	3,602	3,487
Interest	80	140	185
Depreciation and amortization	1,165	1,483	1,156

Total expenses	3,734	5,225	4,828

Income from discontinued operations	970	1,788	3,044
Gain on sale of properties	7,789	—	—

Discontinued operations, net	$8,759	$1,788	$3,044

10. Segment Information

        The Company had three reportable segments at December 31, 2002, distinguished by property type. The property types are office, office/service center and medical office. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office/service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and the tenants in those properties are health-care providers.

        Interest expense incurred by the Company is a combination of property specific long-term debt and long-term debt that is secured by properties across the Company's reportable segments. Interest expense incurred on property-specific debt is allocated to that property's segment. Interest expense incurred on long-term debt that is secured by properties across the Company's reportable segments is allocated to the reportable segments based on the square footage of properties in that segment that are associated with the long-term debt.

        The Company evaluates performance and allocates resources based net operating income, which the Company defines as property revenues (rental, reimbursement, parking, telecommunications, tenant service and other income) less property operating expenses and real estate taxes.

        Following is a summary report of segment information for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Revenues
Office	$92,718	$89,823	$84,423
Office/service center	4,233	4,952	5,763
Medical office	2,507	—	—
Deferred rental revenues	632	(174)	737
Interest	1,319	1,532	1,734

Total	$101,409	$96,133	$92,657

Net operating income
Office	$52,829	$53,094	$50,146
Office/service center	2,269	2,985	3,858
Medical office	1,285	—	—

Total	$56,383	$56,079	$54,004

Depreciation and amortization
Office	$17,449	$16,390	$14,247
Office/service center	1,037	1,406	1,024
Medical office	507	—	—
Other	920	573	548

Total	$19,913	$18,369	$15,819

Interest expense
Office	$14,246	$13,381	$13,881
Office/service center	854	811	1,127
Medical office	322	—	—

Total	$15,422	$14,192	$15,008

Income before gain on sale of properties and allocation to minority interests:
Office net operating income	$52,829	$53,094	$50,146
Office depreciation	(17,449)	(16,390)	(14,247)
Office interest expense	(14,246)	(13,381)	(13,881)
Office service center net operating income	2,269	2,985	3,858
Office service center depreciation	(1,037)	(1,406)	(1,024)
Office service center interest expense	(854)	(811)	(1,127)
Medical office net operating income	1,285	—	—
Medical office depreciation	(507)	—	—
Medical office interest expense	(322)	—	—
Deferred rental revenue	632	(174)	737
Interest income	1,319	1,532	1,734
General and administrative	(5,241)	(4,992)	(5,555)
Other depreciation	(920)	(573)	(548)

Income before gain on sale of properties and allocation to minority interests	$17,758	$19,884	$20,093

	As of December 31,
	2002	2001
Assets
Office	$444,642	$449,501
Office/service center	18,246	23,832
Medical office	61,814	—
Assets held for sale, net	8,928	—
Other	15,351	13,159

Total	$548,981	$486,492

	Years ended December 31,
	2002	2001	2000
Additions to properties
Office	$41,451	$67,607	$18,722
Office/service center	1,053	$1,393	293
Medical office	59,876	—	—

Total	$102,380	$69,000	$19,015

11. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Numerator:
Net income before gain on sale of properties and discontinued operations	$14,037	$16,176	$16,355
Gain on sale of properties	—	—	11,134
Discontinued operations, net	8,759	1,788	3,044

Net income applicable to common shares	$22,796	$17,964	$30,533

Numerator for basic earnings per common share	$22,796	$17,964	$30,533
Minority interests	65	52	82

Numerator for diluted earnings per common share	$22,861	$18,016	$30,615

Denominator (in thousands):
Denominator for basic earnings per common share
Weighted average shares	16,372	16,520	16,531
Effect of dilutive securities:
Convertible operating partnership units	40	40	40
Employee share options and restricted shares	110	95	60

Denominator for diluted earnings per common share	16,522	16,655	16,631
Basic earnings per common share before gain on sale of properties and discontinued operations	$0.86	$0.98	$0.99
Basic earnings per common share from gain on sale of properties	—	—	0.68
Basic earnings per common share from discontinued operations	0.53	0.11	0.18

Basic earnings per common share	$1.39	$1.09	$1.85

Diluted earnings per common share before gain on sale of properties and discontinued operations	$0.85	$0.97	$0.99
Diluted earnings per common share from gain on sale of properties	—	—	0.67
Diluted earnings per common share from discontinued operations	0.53	0.11	0.18

Diluted earnings per common share	$1.38	$1.08	$1.84

        The unvested restricted common share grants (166,664 shares at December 31, 2002) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

        The Company had 40,199 operating partnership units held by non-affiliates of the Company outstanding at December 31, 2002, which are convertible to common shares on a one for one basis at the option of the holder.

12. Fair Value of Financial Instruments

        The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amount reported for cash equivalents in the accompanying consolidated balance sheets approximated its fair value. The fair market value of mortgages payable at December 31, 2002 was $287,036 assuming market interest rates of 4.73% to 5.35%. The fair market value of mortgages payable at December 31, 2001 was $150,569 assuming a market interest rate of 6.65% to 7.25%. The carrying amounts of bonds payable and the bank loan payable approximated fair value at December 31, 2002 and 2001.

13. Subsequent Event

        On January 16, 2003, the Company entered into a 10-year mortgage loan in an amount of $40,000 secured by the medical office properties. This loan accrues interest at 5.43% per annum payable monthly along with monthly principal payments based on a 30-year amortization schedule. The proceeds of the loan were used to repay the $36,000 bank loan payable secured by the medical office properties that was outstanding at December 31, 2002.

14. Quarterly Financial Data (Unaudited)

	3/31/2002	6/30/2002	9/30/2002	12/31/2002
Revenues	$24,397	$25,089	$24,467	$27,456
Net income applicable to common shares	$4,268	$5,166	$9,450	$3,912
Basic earnings per common share	$0.26	$0.32	$0.58	$0.24
Diluted earnings per common share	$0.26	$0.31	$0.57	$0.24
	3/31/2001	6/30/2001	9/30/2001	12/31/2001

Revenues	$23,291	$23,914	$24,337	$24,591
Net income applicable to common shares	$4,967	$4,900	$4,475	$3,622
Basic earnings per common share	$0.30	$0.30	$0.27	$0.22
Diluted earnings per common share	$0.30	$0.29	$0.27	$0.22

15. Pro Forma Information (Unaudited)

        The following unaudited pro forma summary presents information as if the Company's property acquisitions and property dispositions during the year ended December 31, 2002 had occurred at the beginning of that year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

Year Ended December 31, 2002
Total revenue	$111,850
Net income applicable to common shares	$24,677
Basic earnings per common share	$1.51
Diluted earnings per common share	$1.49

Schedule III Real Estate and Accumulated Depreciation
(In Thousands)

			Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at December 31, 2002
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
1900 East Golf Road Schaumburg, IL	(C	)	$3,800	$20,212	—	$3,451	$3,800	$23,663	$27,463	$4,137	Dec-96	(A	)
1600 Golf Road Rolling Meadows, IL	$16,335		$1,800	$23,816		$1,123	$1,800	$24,939	$26,739	$1,222	Mar-01	(A	)
1750 East Golf Road Schaumburg, IL	(C	)	$2,300	$17,607		$1,272	$2,300	$18,879	$21,179	$2,949	Sep-97	(A	)
3000 Lakeside Drive Bannockburn, IL	(C	)	$5,300	$25,843		$951	$5,300	$26,794	$32,094	$984	Aug-01	(A	)
1011 Touhy Avenue Des Plaines, IL	(B	)	$720	$3,932	—	$4,076	$720	$8,008	$8,728	$2,132	Dec-93	(A	)
3030 Warrenville Road Lisle, IL	(C	)	$4,300	$13,787		$1,366	$4,300	$15,153	$19,453	$2,015	Sep-98	(A	)
1920 & 1930 N. Thoreau Drive Schaumburg, IL	$6,095		$2,600	$6,890		$679	$2,600	$7,569	$10,169	$568	Aug-00	(A	)
1660 Feehanville Drive Mount Prospect, IL	(C	)	$1,100	$4,304	—	$854	$1,100	$5,158	$6,258	$1,378	Aug-95	(A	)
175 Hawthorn Parkway Vernon Hills, IL	(B	)	$1,600	$4,721	—	$1,154	$1,600	$5,875	$7,475	$1,491	Sep-94	(A	)
191 Waukegan Road Northfield, IL	(C	)	$1,220	$3,288		$1,441	$1,220	$4,729	$5,949	$686	Sep-98	(A	)
823 Commerce Drive Oak Brook, IL	(C	)	$500	$1,262	—	$2,510	$500	$3,772	$4,272	$760	Nov-95	(A	)
1111 Touhy Avenue Des Plaines, IL	(C	)	$2,000	$8,052		$67	$2,000	$8,119	$10,119	$84	Aug-02	(A	)
387 Shuman Boulevard Naperville, IL	(B	)	$2,185	$5,671		$15	$2,185	$5,686	$7,871	$35	Oct-02	(A	)
Two Marriott Drive Lincolnshire, IL	(B	)	$610	$2,230	—	$197	$610	$2,427	$3,037	$379	Jul-96	(A	)
165,175 and 185 Hansen Court Wood Dale, IL	(C	)	$1,371	$2,095	—	$497	$1,371	$2,592	$3,963	$749	Jan-94	(A	)

Schedule III Real Estate and Accumulated Depreciation
(In Thousands)

			Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at December 31, 2002
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
3455, 3550, 3555 Salt Creek Lane Arlington Heights, IL	(C	)	$850	$4,333		$886	$850	$5,219	$6,069	$836	Oct-97	(A	)
601 Campus Drive Arlington Heights, IL	(B	)	$900	$2,264	—	$933	$900	$3,197	$4,097	$1,267	May-93	(A	)
Good Shepherd POB I 27790 West Highway 22 Barrington, IL	(D	)	Lease	$7,155		$5	Lease	$7,160	$7,160	$45	Oct-02	(A	)
Good Shepherd POB II 27750 West Highway 22 Barrington, IL	(D	)	Lease	$6,539		$4	Lease	$6,543	$6,543	$41	Oct-02	(A	)
Naperville POB 1020 E. Ogden Avenue Naperville, IL	(D	)	$1,290	$6,918		$21	$1,290	$6,939	$8,229	$43	Oct-02	(A	)
Good Samaritan POB I 3825 Highland Avenue Downers Grove, IL	(D	)	Lease	$8,174	—	$21	Lease	$8,195	$8,195	$51	Oct-02	(A	)
Good Samaritan POB II 3825 Highland Avenue Downers Grove, IL	(D	)	Lease	$13,547	—	$21	Lease	$13,568	$13,568	$85	Oct-02	(A	)
Christ Hospital POB 4400 W. 95th Street Oak Lawn, IL	(D	)	Lease	$8,275	—	—	Lease	$8,275	$8,275	$52	Oct-02	(A	)
Trinity Hospital POB 2301/2315 E. 93rd Street Chicago, IL	(D	)	Lease	$4,423	—	$1	Lease	$4,424	$4,424	$28	Oct-02	(A	)
South Suburban POB 17850 S. Kedzie Avenue Hazel Crest, IL	(D	)	Lease	$3,480	—	—	Lease	$3,480	$3,480	$22	Oct-02	(A	)
111 East Kilbourn Avenue Milwaukee, WI	$32,611		$2,176	$44,618		$3,135	$2,176	$47,753	$49,929	$6,521	Apr-98	(A	)
11270 W. Park Place Milwaukee, WI	(B	)	$940	$14,734	—	$2,542	$940	$17,276	$18,216	$2,929	Sep-95	(A	)
2514 S. 102nd Street & 10150 W. National Avenue West Allis, WI	(B	)	$975	$7,020	—	$1,061	$975	$8,081	$9,056	$1,498	Nov-96	(A	)
N17 W24222 Riverwood Drive Waukesha, WI	(C	)	$771	$8,197	$437	$1,746	$1,208	$9,943	$11,151	$1,227	Dec-99	(A	)
N19W24133 Riverwood Drive Waukesha, WI	(C	)	$866	$7,786		$1,692	$866	$9,478	$10,344	$211	Jan-02	(A	)

Schedule III Real Estate and Accumulated Depreciation
(In Thousands)

			Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at December 31, 2002
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
150, 175, 250 Patrick Blvd. Brookfield, WI	(C	)	$2,600	$3,967	—	$1,472	$2,600	$5,439	$8,039	$1,204	Jun-94	(A	)
375 Bishop's Way Brookfield, WI	(C	)	$600	$4,361	—	$745	$600	$5,106	$5,706	$891	Apr-97	(A	)
11925 W. Lake Park Drive Milwaukee, WI	(B	)	$319	$1,819	—	$329	$319	$2,148	$2,467	$535	Jun-93	(A	)
2550 University Avenue West St. Paul, MN	(C	)	$1,280	$22,812	—	$3,131	$1,280	$25,943	$27,223	$3,783	Dec-96/	(A	)
											Jul-98
2221 University Avenue SE Minneapolis, MN	$3,620		$1,100	$7,090	—	$1,062	$1,100	$8,152	$9,252	$1,562	May-95	(A	)
777 East Eisenhower Parkway Ann Arbor, MI	(C	)	$4,000	$12,664		$8,314	$4,000	$20,978	$24,978	$2,640	Dec-97	(A	)
32255 Northwestern Highway Farmington Hills, MI	(C	)	$3,700	$20,802		$3,630	$3,700	$24,432	$28,132	$3,578	Dec-97	(A	)
1301 W. Long Lake Road Troy, MI	(B	)	$2,500	$13,600	—	$2,062	$2,500	$15,662	$18,162	$3,003	Nov-96	(A	)
No. 40 Oak Hollow Southfield, MI	(B	)	$1,250	$6,063	—	$501	$1,250	$6,564	$7,814	$1,152	Dec-96	(A	)
24800 Denso Drive Southfield, MI	(B	)	$1,400	$4,547	—	$225	$1,400	$4,772	$6,172	$918	Aug-95	(A	)
655 Metro Place South Dublin, OH	—		$1,470	$18,188	—	$1,838	$1,470	$20,026	$21,496	$3,218	Sep-97	(A	)
175 South Third Street Columbus, OH	—		Lease	$21,949	—	$1,275	Lease	$23,224	$23,224	$3,340	Jan-98	(A	)
425 Metro Place North Dublin, OH	—		$620	$6,666	—	$912	$620	$7,578	$8,198	$1,387	Sep-97	(A	)
4860-5000 Blazer Memorial Pkwy Dublin, OH	—		$1,340	$7,042	—	$858	$1,340	$7,900	$9,240	$1,380	Sep-96	(A	)
30 Merchant Street Springdale, OH	(C	)	$650	$5,496	—	$185	$650	$5,681	$6,331	$999	Apr-96	(A	)
116 Inverness Drive East Englewood, CO	$11,410		$3,100	$17,867	—	$1,660	$3,100	$19,527	$22,627	$2,746	May-98	(A	)

Totals	$70,071		$66,103	$466,106	$437	$59,920	$66,540	$526,026	$592,566	$66,761

  (A)
  Depreciation of buildings is computed over approximately a 40-year life on a straight-line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.

  (B)
  These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $66,849 at December 31, 2002.

  (C)
  These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $141,750 at December 31, 2002.

  (D)
  These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $36,000 at December 31, 2002

  (E)
  At December 31, 2002, the aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $569,460.

Real Estate Owned:	2002	2001	2000
Balance—beginning of year	$522,585	$457,694	$470,949
Property acquisitions	86,361	56,759	9,490
Additions	16,020	12,241	9,525
Disposals	(27,686)	—	(30,191)
Retirements	(4,714)	(4,109)	(2,079)

Schedule III total—end of year	592,566	522,585	457,694
Assets held for sale	(10,659)	—	—

Consolidated balance sheet total- end of year	$581,907	$522,585	$457,694

Accumulated Depreciation:	2002	2001	2000
Balance—beginning of year	$56,839	$43,692	$32,772
Depreciation expense	17,912	17,256	14,766
Disposals	(3,276)	—	(1,767)
Retirements	(4,714)	(4,109)	(2,079)

Schedule III total—end of year	66,761	56,839	43,692
Assets held for sale	(1,731)	—	—

Consolidated balance sheet total—end of year	$65,030	$56,839	$43,692

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
4.1
Specimen of certificate representing the Company's Common Shares of Beneficial Interest, par value $.01 per share (the "Common Shares") (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.2	Specimen of certificate representing the Series A Preferred Shares (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.3
Loan Agreement, dated December 1, 1998, between the Company and AUSA Life Insurance Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 9, 1998).
4.4	Loan Agreement dated June 1, 2001 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2001)
4.5
Form of Mortgage between the Company and Allstate Life Insurance Company dated December 14, 2001 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.6
Form of Promissory Note between the Company and Allstate Life Insurance Company dated December 14, 2001 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.7	Bridge Loan Agreement between the Company and Bank One NA dated as of October 1, 2002. (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated October 1, 2002).
4.8
Loan Agreement dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.9
Promissory Note A dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa with a maximum principal amount of $35 million (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 10, 2002).

4.10
Promissory Note B dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa with a maximum principal amount of $40 million (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.11
Promissory Note C dated December 10, 2002 between the Company and Security Life of Denver Insurance Company with a maximum principal amount of $50 million (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.12
Promissory Note D dated December 10, 2002 between the Company and Security Life of Denver Insurance Company with a maximum principal amount of $40 million (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.13
Form of the Mortgage, Security Agreement, Financing Statement and Fixture Filing dated December 10, 2002 between the Company and Equitable Life Insurance Company of Iowa and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated December 10, 2002).
4.14
Form of the Mortgage, Leasehold Mortgage, Security Agreement and Fixture Filing between the Company and Metropolitan Life Insurance Company dated January 16, 2003 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 16, 2003).
4.15
Promissory Note with a principal amount of $40 million between the Company and Metropolitan Life Insurance Company dated January 16, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 16, 2003).
10.1
Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (the "Partnership Agreement") (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997).
10.2	First Amendment to the Partnership Agreement, dated February 6, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11 (File No. 333-22619) (the "S-11")).
10.3	Second Amendment to the Partnership Agreement, dated February 10, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.4	Third Amendment to the Partnership Agreement, dated May 22, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	Fourth Amendment to the Partnership Agreement, dated December 23, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).
*10.6	The Great Lakes REIT Equity and Performance Incentive Plan (the "Equity Plan") (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A dated April 18, 2001).
*10.7
Form of Option Agreement for use in connection with options granted under the Equity Plan; no options were granted to Named Executive Officers in 2002 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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
*10.12	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement dated January 9, 1997).
*10.13
Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000). Amounts that were to mature in 2002 for Richard A. May, Patrick R. Hunt, Raymond M. Braun and Richard L. Rasley were extended on February 5, 2002 to mature one year later.
*10.14	Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11).
*10.15
Form of Restricted Shares Agreement; no restricted shares were granted to Named Executive Officers in 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000).
*10.16
Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.17
Form of the ground lease between the Company and Advocate Health and Hospitals Corporation relating to 7 of the 8 medical office properties acquired (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated October 1, 2002).
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney (set forth on the signature page hereof).
99.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensation plan or arrangement.

QuickLinks

PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)
  ITEM 8—FINANCIAL STATEMENTS
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10—TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—CONTROLS AND PROCEDURES
  ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
Great Lakes REIT Index to Financial Statements (Item 15(a))
REPORT OF INDEPENDENT AUDITORS
Great Lakes REIT Consolidated Balance Sheets (In Thousands, except per share data)
Great Lakes REIT Consolidated Statements of Income and Comprehensive Income (In Thousands, except per share data)
Great Lakes REIT Consolidated Statements of Changes in Shareholders' Equity (Dollars in Thousands)
Great Lakes REIT Consolidated Statements of Cash Flows (Dollars in Thousands)
Great Lakes REIT Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
Exhibits To ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 GREAT LAKES REIT