Form 10-Q
period 2003-03-31
GREAT LAKES REIT
filed 2003-04-25
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

(630) 368 - 2900
(Registrant’s telephone number, including area code)

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

Number of shares of the registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 22, 2003: 16,078,411

Great Lakes REIT

Index to Form 10-Q

March 31, 2003

Great Lakes REIT

Consolidated Balance Sheets

(unaudited)

(In Thousands, except per share data)

	March 31, 2003	December 31, 2002
Assets
Properties:
Land	$65,245	$65,245
Buildings and improvements	517,722	516,662
	582,967	581,907
Less accumulated depreciation	68,175	65,030
	514,792	516,877
Assets held for sale, net	9,137	8,928
Cash and cash equivalents	5,910	5,061
Real estate tax escrows	137	69
Rents receivable	6,586	6,261
Deferred financing and leasing costs, net of accumulated amortization	9,034	9,110
Goodwill	1,061	1,061
Other assets	2,130	1,614
Total assets	$548,787	$548,981

Liabilities and shareholders’ equity
Bank loan payable	$155	$36,000
Mortgage loans payable	315,392	275,050
Bonds payable secured by assets held for sale	3,620	3,620
Accounts payable and accrued liabilities	2,568	3,740
Accrued real estate taxes	12,788	14,872
Dividends payable	2,539	2,539
Prepaid rent	4,845	4,044
Security deposits	1,671	1,617
Total liabilities	343,578	341,482
Minority interests	665	677
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,5009 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding)	37,500	37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 16,553 and 16,550 shares issued and outstanding in 2003 and 2002, respectively)	166	165
Paid-in-capital	208,329	208,319
Retained earnings (deficit)	(23,739)	(19,765)
Employee share purchase loans	(14,601)	(16,154)
Deferred compensation	(1,963)	(2,035)
Accumulated other comprehensive income (loss)	(1,148)	(1,208)
Total shareholders’ equity	204,544	206,822
Total liabilities and shareholders’ equity	$548,787	$548,981

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Income and Comprehensive Income

(unaudited)

(In Thousands, except per share data)

	Three months ended March 31,
	2003	2002
Revenues:
Rental	$20,439	$18,222
Reimbursements	5,493	5,392
Parking	106	121
Telecommunications	72	73
Tenant service	78	63
Interest	254	341
Other	290	185
Total revenues	26,732	24,397
Expenses:
Real estate taxes	4,330	3,938
Other property operating	7,775	6,365
General and administrative	1,327	1,109
Interest	4,504	3,737
Depreciation and amortization	5,213	4,491
Total expenses	23,149	19,640
Income before allocation to minority interests	3,583	4,757
Minority interests	9	13
Income from continuing operations	3,574	4,744
Discontinued operations, net	70	438
Net income	3,644	5,182
Income allocated to preferred shareholders	914	914
Net income applicable to common shares	$2,730	$4,268
Earnings per common share from continuing operations- basic.	$0.16	$0.23
Earnings per common share–basic	$0.17	$0.26
Weighted average common shares outstanding-basic	16,386	16,368
Diluted earnings per common share from continuing operations	$0.16	$0.23
Diluted earnings per common share	$0.17	$0.26
Weighted average common shares outstanding–diluted	16,487	16,472
Dividends declared per common share	$0.405	$0.40

Comprehensive income:
Net income	$3,644	$5,182
Change in fair value of interest rate swap agreements	60	299
Total comprehensive income	$3,704	$5,481

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2003

(unaudited)

(Dollars in Thousands)

Preferred Shares
Balance at beginning of period	$37,500
Balance at end of period	37,500
Common Shares
Balance at beginning of period	165
Exercise of share options	1
Balance at end of period	166
Paid-in capital
Balance at beginning of period	208,319
Exercise of share options	10
Balance at end of period	208,329
Retained earnings (deficit)
Balance at beginning of period	(19,765)
Net income	3,644
Distributions/dividends	(7,618)
Balance at end of period	(23,739)
Employee share purchase loans
Balance at beginning of period	(16,154)
Repayment of loans	1,553
Balance at end of period	(14,601)
Deferred compensation
Balance at beginning of period	(2,035)
Amortization of deferred compensation	72
Balance at end of period	(1,963)
Accumulated other comprehensive income (loss)
Balance at beginning of period	(1,208)
Change in fair value of interest rate swap agreements	60
Balance at end of period	(1,148)
Total shareholders’ equity	$204,544

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in Thousands)

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,644	$5,182
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	5,334	4,857
Other non-cash items	82	78
Net changes in assets and liabilities:
Rents receivable	(325)	141
Real estate tax escrows and other assets	(513)	(865)
Accounts payable, accrued expenses and other liabilities	(317)	339
Accrued real estate taxes	(2,084)	(1,889)
Payment of deferred leasing costs	(553)	(714)
Net cash provided by operating activities	5,268	7,129
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties	—	(8,095)
Additions to buildings and improvements	(2,836)	(2,660)
Other investing activities, net	(37)	(12)
Net cash provided by (used in) investing activities	(2,873)	(10,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options	11	59
Proceeds from repayment of employee share loans	1,553	1,406
Proceeds from bank and mortgage loans payable	42,155	5,000
Distributions / dividends paid	(7,618)	(914)
Distributions to minority interests	(21)	(16)
Payment of bank and mortgage loans and bonds	(37,658)	(903)
Other	32	—
Net cash provided by (used in) financing activities	(1,546)	4,632
Net increase (decrease) in cash and cash equivalents	849	994
Cash and cash equivalents, beginning of year	5,061	2,896
Cash and cash equivalents, end of year	$5,910	$3,890

Supplemental disclosure of cash flow:
Interest paid	$4,333	$3,785

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Notes to Consolidated Financial Statements

(Unaudited)

Dollars in thousands, except per share data

1.             Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the “Company”), was formed in 1992 to invest in income-producing real property.  The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States.  At March 31, 2003, the Company owned and operated 46 properties, primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati.  The Company leases office space to over 650 tenants that are engaged in a variety of businesses.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and controlled partnership.  Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company’s most recent year-end audited financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).  In the opinion of management, the financial statements herein contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods.  For further information, refer to the consolidated financial statements and notes thereto included in the 2002 10-K.

2.                                       Derivatives and Hedging Activities

The Company recognizes all derivatives on its balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Approximately $68,750 of the Company’s long-term debt bears interest at a variable rate based on LIBOR ($50,000 at LIBOR plus 1.35% and $18,750 at LIBOR plus 1.6%).  In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each.  One agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.27% until December 2003.  The second swap agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.88% per annum until December 2004.  The Company is exposed to credit loss in the event of non-performance by counterparties under the agreement, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

At March 31, 2003, the fair value of the swap agreements was a liability of $1,148 and is reflected as accumulated other comprehensive income (loss) in the consolidated balance sheet as of March 31, 2003.  The change in fair value of the interest rate swap agreements has been reflected entirely in other comprehensive income in 2003 and 2002, as they are fully effective cash flow hedges.

3.             Segment Information

The Company had three reportable segments at March 31, 2003, distinguished by property type.  The property types are office, office/service center and medical office.  Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities.  Office/service center buildings generally are one-story buildings with no common areas.  Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes.  Medical office properties are generally connected to or located near hospitals, and most tenants in those properties are health-care providers.

Interest expense incurred by the Company is a combination of property specific long-term debt and long-term debt that is secured by properties across the Company’s reportable segments.  Interest expense incurred on property-specific debt is allocated to that property’s segment.  Interest expense incurred on long-term debt that is secured by properties across the Company’s reportable segments is allocated to the reportable segments based on the square footage of properties in that segment that are associated with the long-term debt.

The Company evaluates performance and allocates resources based on net operating income, which the Company defines as property revenues (rental, reimbursement, parking, telecommunications, tenant service and other income) less property operating expenses and real estate taxes.

The following is a summary report of segment information for the three months ended March 31, 2003 and 2002:

	2003	2002
Revenues:
Office	$22,615	$22,828
Office/service center	941	1,191
Medical office	2,648	—
Deferred rental revenues	274	37
Interest	254	341
Total	$26,732	$24,397

Net operating income:
Office	$12,253	$12,991
Office/service center	401	725
Medical office	1,445	—
Total	$14,099	$13,716

Depreciation and amortization
Office	$4,467	$4,110
Office/service center	264	257
Medical office	375	—
Other	107	124
Total	$5,213	$4,491

Interest expense
Office	$3,784	$3,557
Office/service center	215	180
Medical office	505	—
Total	$4,504	$3,737

Income before allocation to minority interests:
Office net operating income	$12,253	$12,991
Office depreciation	(4,467)	(4,110)
Office interest expense	(3,784)	(3,557)
Office service center net operating income	401	725
Office service center depreciation	(264)	(257)
Office service center interest expense	(215)	(180)
Medical office net operating income	1,445	—
Medical office depreciation	(375)	—
Medical office interest expense	(505)	—
Deferred rental revenue	274	37
Interest income	254	341
General and administrative	(1,327)	(1,109)
Other depreciation	(107)	(124)
Income before allocation to minority interests	$3,583	$4,757

	March 31, 2003	December 31, 2002
Assets
Office	$442,297	$444,642
Office/service center	18,045	18,246
Medical office	60,609	61,814
Assets held for sale, net	9,137	8,928
Other	18,699	15,351
Total	$548,787	$548,981

	Three months ended March 31,
	2003	2002
Additions to properties
Office	$2,645	$10,517
Office/service center	37	238
Medical office	154	—
Total	$2,836	$10,755

4.             Long-Term Debt

On January 16, 2003, the Company entered into a 10-year mortgage loan in an amount of $40,000 secured by the medical office properties.  This loan accrues interest at 5.43% per annum payable monthly along with monthly principal payments based on a 30-year amortization schedule.

On March 24, 2003, the Company entered into a $29,200 secured credit facility.  The facility bears interest at LIBOR plus 1.45% payable monthly, has a term of three years and is secured by the Company’s properties located in Dublin and Columbus, Ohio.  Borrowings at March 31, 2003 totaled $155.

5.             Goodwill

Goodwill is subject to periodic impairment tests.  The Company has performed the required impairment tests of goodwill as of March 31, 2003, and has determined that goodwill is not impaired as of that date.

6.             Impairment of Assets

The Company recognizes impairment losses for its properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying amount.

7.             Earnings per Share

The unvested restricted common share grants (166,664 shares at March 31, 2003) are excluded from the common shares used to compute basic earnings per share.  The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at March 31, 2003, which are convertible to common shares on a one-for-one basis at the option of the holder.

8.             Discontinued Operations

The components of discontinued operations for the three months ended March 31, 2003 and 2002 are outlined below and include the results of operations through the date of each respective sale for the three months ended March 31, 2003 (or all operations of properties held for sale) and all operations for the three months ended March 31, 2002 for the following:

•              the properties sold in 2002

•           the properties held for sale at March 31, 2003.

	2003	2003
Revenues	$445	$1,615
Expenses:
Real estate taxes and property operating expenses	370	788
Interest	5	23
Depreciation and amortization	—	366
Total expenses.	375	1,177
Discontinued operations, net	$70	$438

9.             Pro Forma Operating Results for Expensing Fair Value of Options Granted

For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period. The Company’s unaudited pro forma information follows:

	Three months ended March 31,
	2003	2002
Net income as reported	$2,730	$4,268
Less employee share option compensation at fair value	41	45
Pro forma net income	$2,689	$4,223
Pro forma basic earnings per common share	$0.16	$0.26
Pro forma diluted earnings per common share	$0.16	$0.26

10.           Subsequent Events

The Company has engaged Cushman & Wakefield, Inc. as a real estate advisor to assist it in analyzing alternatives to improve shareholder value. As a result, the Board of Trustees has adopted a policy prohibiting employees from engaging in any trading of Company securities while the process is ongoing. Twenty-eight employees of the Company, including members of senior management who are affected by the provisions of the 2002 Sarbanes-Oxley Act, are required to repay certain maturing loans. These loans were made before 2001 under the Company’s employee loan program, which was established in 1996 in connection with the Company’s option plan.  In order to permit an orderly retirement of a portion of the outstanding loans during the trading blackout period in compliance with the Sarbanes-Oxley Act, the Company’s Board of Trustees approved a voluntary share repurchase plan for all employees with outstanding loans.

The plan provided for loan retirement in consideration for the shares securing the loans. Fifteen employees elected to participate in the repurchase program and the Company has repurchased an aggregate of 497,000 shares from those officers and employees that were securing an aggregate of $7,700 in outstanding loans. The price used in connection with the repurchase program was $14.67 per common share, which was the average of the closing prices of the common shares on the NYSE for the five-day period ending April 10, 2003. As part of the Board-approved repurchase program, the Company has forgiven loan balances totaling $475.  Such loan forgiveness ($475), or $0.03 per common share, will be reflected as compensation expense in the second quarter of 2003 and will be fully taxable to participants at ordinary tax rates.

After giving effect to the repurchase of shares, approximately $3,500 of employee loans will mature during the remainder of 2003. Thereafter, during 2004, 2005 and 2006, $1,200, $2,300 and $100 of employee loans mature, respectively.  The Company’s Board of Trustees does not anticipate offering a similar repurchase program in the future.  The officers and employees that continue to have loans under the employee loan program will be obligated to repay those loans at maturity in order to comply with the policies of the Company and the Sarbanes-Oxley Act.

In addition, the Board of Trustees granted an aggregate of 264,000 options to purchase common shares to those employees who elected to participate in the repurchase program.  Of the options granted, 233,000 have an exercise price of $14.50 per share, the closing price of the common shares on April 17, 2003, and 31,000 have an exercise price of $16.55 per share.  The Company follows Accounting Principles Board Opinion No. 25 (APB 25) in accounting for option grants.  Under APB 25, no compensation expense is recognized upon the grant of share purchase options at fair market value

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

(Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended and as of March 31, 2003.  The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2002 10-K.

Trends

The Company’s Board of Trustees has engaged Cushman & Wakefield, Inc. as a real estate advisor to assist it in analyzing alternatives to improve shareholder value. These alternatives may include a sale of the Company, a sale of some or all of the Company’s properties, or a business combination or other similar transaction. Such activities are in the early stages, and there can be no assurance that any such transaction will occur.

In 2002, occupancy rates in the current markets in which the Company operates declined due to increases in supply and decreases in demand for office space.  The market trend of occupancy declines has impacted the Company’s portfolio performance and, as a result, the overall portfolio occupancy of the Company’s properties declined to 81% at March 31, 2003 as compared to 83% at the end of 2002.  During 2002, the Company averaged approximately 30,000 square feet of new leasing activity per month.  The Company believes that the trend of vacancy increases is slowing, but the Company anticipates that the difficult leasing environment that currently exists in its markets will persist throughout 2003 as improvement in demand for office space usually lags the beginning of an economic recovery.  At March 31, 2003, Great Lakes REIT had 832,000 square feet of leases, or 14% of the portfolio, expiring in 2003.  The Company currently expects to retain or renew 250,000 to 380,000 square feet of the remaining 832,000 square feet of leases rolling over during 2003. The

Company anticipates it will average 30,000 square feet per month of new leasing activity in 2003, basically the same level as was experienced in the difficult environment of 2002. Based on the tenant retention and new leasing activity expectations noted above, the Company expects that average portfolio occupancy during 2003 will be in the range of 79% to 80%. Occupancy at January 1, 2004 is expected to be in the range of 76% to 78% assuming no significant tenant defaults occur during the year.  Based on these occupancy expectations, the Company expects that revenues and results of operations will decline in 2003 as compared to 2002.

As of March 1, 2003, several tenants were in default under their leases for failure to make rent payments.  Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company’s revenue in 2003.

Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.53% of the Company’s aggregate portfolio annualized base rent as of December 31, 2002, was placed in rehabilitation by the Pennsylvania Department of Insurance on April 1, 2002.  After completing its review, the Pennsylvania Department of Insurance has recommended to the Commonwealth Court that Legion Insurance Company be liquidated.  The Commonwealth Court has not yet approved the recommendation of the Pennsylvania Department of Insurance.  Based on currently available information, the Company believes expects that Legion will fulfill all terms of its lease in 2003. The lease with Legion Insurance Company expires February 28, 2006.  As of April 1, 2003, Legion Insurance Company is current on its rental payments.

Three months ended March 31, 2003 compared to 2002

During 2002, the Company acquired 11 properties. The operating results of these properties were included in the Company’s financial statements from the dates of acquisition.  In analyzing the 2003 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2002 were principally due to: (i) the addition of a full year’s operating results in 2003 of the properties acquired in 2002 and (ii) increases or decreases on properties owned in both 2003 and 2002. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties.  A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2003 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses

Increase due to inclusion of full year of properties acquired in 2002	$3,337	$667	$632	$1,292
Increase (decrease) in 2003 compared to 2002	(1,120)	(566)	(240)	118
Total	$2,217	$101	$392	$1,410

Tenant service income increased by $15, or 24%, in the quarter ended March 31, 2003 as compared to 2002 primarily due to the sale of tenant services to the tenants in the medical office properties

Interest income decreased by $87, or 26% during the quarter ended March 31, 2003, as compared to 2002 primarily because certain interest-bearing employee share loans were repaid during the second half of 2002 and prior to March 31, 2003.

General and administrative expenses increased by $218, or 20%, during the quarter ended March 31, 2003 as compared to 2002 due to increases in insurance costs ($31), increased compensation costs ($33), increases in franchise taxes ($32), timing of the payment of trustee fees ($42), and other items ($80).

Interest expense increased by $767, or 22%, during the quarter ended March 31, 2003 as compared to 2002 due to higher amounts of long-term debt outstanding during 2003.

Depreciation and amortization expenses increased by $722, or 16%, during the quarter ended March 31, 2003 as compared to 2002 because the Company had a gross book value of depreciable assets of $517,722 at March 31, 2003 as compared to $467,422 at March 31, 2002.

Segment Operations

The Company has three reportable segments, distinguished by property type.  The property types are office, office service center and medical office properties.  Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities.  Office service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes.  Medical office properties are generally connected to or located near hospitals, and most tenants in those properties are health-care providers.

Interest expense incurred by the Company is a combination of property specific long-term debt and long-term debt that is secured by properties across the Company’s reportable segments.  Interest expense incurred on property-specific debt is allocated to that property’s segment.  Interest expense incurred on long-term debt that is secured by properties across the Company’s reportable segments is allocated to the reportable segments based on the square footage of properties in that segment that are associated with the long-term debt.

The net income for the office segment was as follows:

	Three months ended March 31,
	2003	2002
Net operating income	$12,253	$12,991
Interest expense	(3,784)	(3,557)
Depreciation	(4,467)	(4,110)
Segment net income	$4,002	$5,324

The decrease in segment net income for the three months ended March 31, 2003 as compared to 2002 resulted from declining occupancy in this property segment was partially offset by increases due to inclusion of a full year of operations in 2003 of properties acquired in 2002.

The net income for the office service center segment was as follows:

	Three months ended March 31,
	2003	2002
Net operating income	$401	$725
Interest expense	(215)	(180)
Depreciation.	(264)	(257)
Segment net income (loss)	$(78)	$288

The decrease in segment net income for the three months ended March 31, 2003 as compared to 2002 resulted from declining occupancy.

The net income for the medical office segment was as follows:

	Three months ended March 31,
	2003	2003
Net operating income	$1,445	—
Interest expense	(505)	—
Depreciation	(375)	—
Segment net income	$565	—

The increase in segment net income for the year ended the three months ended March 31, 2003 resulted from the acquisition of the medical office properties on October 1, 2002.

Non-GAAP Financial Measures

Although not a GAAP measure, the Company believes that the inclusion of information regarding funds from operations (FFO) provides important information to shareholders and potential investors.  The GAAP measure, net income applicable to common shares, includes depreciation and amortization expenses, gains or losses on property sales and minority interests.  In presenting FFO, the Company eliminates substantially all of these items in order to provide an indication of the results from the Company’s property operations.  FFO is a widely recognized measure in the Company’s business and is presented by nearly all publicly traded REITs. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies.

	Three months ended March 31,
	2003	2002
Net income applicable to common shares	$2,730	$4,268
Adjustments to calculate funds from operations:
Minority interests	9	13
Adjusted depreciation and amortization (a)	5,174	4,697
Funds from operations	$7,913	$8,978

Weighted average common shares outstanding- diluted	16,487	16,472

(a) Adjusted depreciation and amortization is calculated as follows:

	Three months ended March 31,
	2003	2002
Depreciation and amortization in consolidated statements of cash flows	$5,334	$4,857
Less depreciation and amortization unrelated to properties	160	160
Adjusted depreciation and amortization	$5,174	$4,697

EBITDA (earnings before interest, taxes, depreciation and amortization), a non-GAAP financial measure, represents net income before allocation to minority interests and before any deduction for interest expense, federal income tax expense (if any) and depreciation and amortization expense.

EBITDA is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP and is not indicative of operating income or cash provided by operating activities as determined under GAAP.

EBITDA is presented solely as a supplemental disclosure with respect to liquidity because the Company believes it provides useful information regarding the Company’s ability to service or incur debt.  Because all companies do not calculate EBITDA the same way, the presentation of EBITDA may not be comparable to similarly titled measures of other companies.

The Company believes that net income and cash provided by operating activities are the financial measures calculated and presented in accordance with GAAP that are most directly comparable to EBITDA.  The following is a reconciliation of EBITDA to each of net income and cash provided by operating activities for each of the periods for which EBITDA is presented in this earnings release:

	For the three months ended March 31,
	2003	2002
Calculation of EBITDA:
Income before allocation to minority interests	$3,583	$4,757
Depreciation and amortization from consolidated statements of cash flows	5,334	4,857
Interest expense	4,504	3,737
Interest expense from discontinued operations	5	23
Discontinued operations, net	70	438

EBITDA	$13,496	$13,812

Reconciliation of EBITDA to Cash Provided by Operating Activities:
EBITDA	$13,496	$13,812
Interest expense	(4,504)	(3,737)
Interest expense from discontinued operations	(5)	(23)
Other adjustments from Consolidated Statements of Cash Flows:
Other non-cash items	82	78
Minority interests	(9)	(13)
Net changes in assets and liabilities:
Rents receivable	(325)	141
Real estate tax escrows and other assets	(513)	(865)
Accounts payable, accrued expenses and other liabilities	(317)	339
Accrued real estate taxes	(2,084)	(1,889)
Payment of deferred leasing costs	(553)	(714)

Cash provided by operating activities	$5,268	$7,129

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends to the extent necessary to comply with certain federal income tax requirements applicable to real estate investment trusts (“REITs”).  Cash flow from operating activities for the three months ended March 31, 2003 was $5,268.  This amount was less than common and preferred share dividends paid for the first quarter of 2003 due to the timing of payments of real estate taxes (which are not paid ratably during the year).  The Company expects that cash provided by operating activities in 2003 will exceed common and preferred share dividends paid in 2003.

The Board of Trustees determines the Company’s dividend policy.  The Board of Trustees has indicated that it expects to maintain the current level of common share monthly dividends ($0.135 per share) and preferred share quarterly dividends ($0.609375 per share) through 2003.  The payment of dividends, other than those declared to date, is subject to future action of the Board of Trustees and will depend upon a variety of factors, including, but not limited to, the Company’s cash position, operating results and general financial condition.

The Company expects to meet its short-term liquidity requirements for property acquisitions and significant capital improvements through targeted property dispositions and additional borrowings. On March 24, 2003, the Company entered into a $29,200 secured credit facility.  The facility bears interest at LIBOR plus 1.45% payable monthly, has a term of three years and is secured by the Company’s four properties located in Dublin and Columbus, Ohio.  Borrowings at March 31, 2003 totaled $155.  Future borrowings can be used for property acquisitions, tenant improvements, significant capital improvements, leasing costs and working capital.  The Company has approximately $50,000 of additional borrowing capacity through two secured credit facilities (including the $29,200 secured credit facility described above).  Declining occupancies in the Company’s properties expected in 2003 may cause the Company to limit future acquisition activity funded by long-term borrowings to maintain liquidity for significant capital improvements and working capital.  The Company expects to invest approximately $1,850 for certain improvements at its property located at 1111 Touhy Avenue, Des Plaines, Illinois, over the next several years.  While the Company expects to complete these improvements later in 2003 and 2004, the Company does have the option of limiting or curtailing these improvements as conditions warrant.  In addition, there can be no assurance that the Company will complete any acquisitions in 2003.

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

The Company has identified certain assets that it expects will be sold during the remainder of 2003 in addition to those assets classified as held for sale at March 31, 2003, and may consider selling additional properties if market conditions warrant. The Company has not entered into any definitive agreements with respect to any such additional disposition opportunities and there can be no assurances that the Company will consummate any dispositions in the remainder of 2003.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities, subject to satisfactory conditions in the capital markets generally and real estate capital and finance markets, specifically, and targeted property dispositions.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements in this document regarding the Company’s expectations for: cash provided by operating activities, common and preferred share dividends, tenant retention, new tenant leasing activity; vacancy trends; occupancy rates; acquisition and disposition volume and timing; the performance of the economy and the office markets; the level and effect of tenant defaults; the funding of short and long-term liquidity requirements; and anticipated market and other economic conditions are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on what the Company believes to be reasonable assumptions and management’s current expectations; however, actual results may vary from those implied by such forward-looking statements. Key factors that may cause actual results to differ from projected results include: changes in interest rates; conditions in the capital and financial markets generally and the market for real estate finance specifically; local and/or national economic conditions; the pace of office space development and sub-lease availability; tenant office space demand; the financial position of the Company’s tenants, including changes in such financial position that may lead to increases in tenant defaults; actual tenant default rates compared to anticipated default rates; performance of the medical office market generally and the local markets for the Company’s medical office properties specifically;  performance of the hospitals adjacent to the Company’s medical office properties; and other risks inherent in the real estate business. The Company assumes no obligation to update or supplement forward-looking statements.

ITEM 3. MARKET RISK (Dollars in thousands)

The Company’s interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company’s interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates.  A change in variable interest rates of 1% per annum would increase or decrease the Company’s interest expense by $225 per annum based on the amount of variable rate debt outstanding at March 31, 2003 ($22,525).

Approximately $68,750 of the Company’s long-term debt bears interest at a variable rate based on LIBOR ($50,000 at LIBOR plus 1.35% and $18,750 at LIBOR plus 1.6%).  In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each.  One agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.27% until December 2003.  The second swap agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.88% per annum until December 2004.

At March 31, 2003, the Company had $296,642 of fixed rate debt outstanding at an average rate of 5.76% (after giving effect to the two swap agreements).  The Company has long-term debt outstanding at fixed rates in the range of 4.3% to 7.44%.  The general level of interest rates in the United States as of April 1, 2003 is such that refinancing this debt at current rates would be unlikely due to prepayment restrictions and penalties on its fixed rate debt.  Accordingly, if the general level of interest rates in the United States were to fall further, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 93% of its long-term debt outstanding at March 31, 2003 at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

	2003(1)	2004	2005	2006	2007	Thereafter

Liabilities:
Fixed Rate
Mortgage loans payable	$4,383	$6,167	$6,555	$26,699	$16,492	$186,822
Average interest rate of principal maturities	6.08%	6.09%	6.10%	6.51%	6.69%	5.81%
Fixed Rate
Variable rate debt fixed by interest rate swap expiring in December 2003 (2)	$549	$730	$749	$770	$791	$21,250
Variable rate debt fixed by interest rate swap expiring in December 2004 (3)	$549	$730	$749	$770	$791	$21,250
Variable Rate
Mortgage loans payable	$1	$1	$1	$1	$1	$18,745
Average interest rate (4)
Bank loan payable	—	—	—	$155	—	—
Average interest rate (5)
Bonds payable	$375	$415	$460	$505	$560	$1,305
Average interest rate (6)

(1) Period from April 1, 2003 to December 31, 2003.

(2) The maximum interest rate is 4.27% per annum until December 2003.  The average rate in the first quarter of 2003 was 4.27%.

(3) The maximum interest rate is 4.88% per annum until December 2004.  The average interest rate in the first quarter of 2003 was 4.88%.

(4) At March 31, 2003, the interest rate was LIBOR plus 1.6% per annum.  The average interest rate in the first quarter of 2003 was 2.99% per annum.

(5) The interest rate at March 31, 2003, was LIBOR plus 1.45%.  The average interest rate in the first quarter of 2003 was 2.75%.

(6) The average interest rate in the first quarter of 2003 was 2.2%.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Part II Other Information

ITEM 6.                  Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1                           Promissory Note with a principal amount of $40 million between the Company and Metropolitan Life Insurance Company dated January 16, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 16, 2003).

99.1                           Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports of Form 8-K

Item 5 Form 8-K dated January 16, 2003, and filed on January 31, 2003, reporting Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT.
(Registrant)

Date: April 25, 2003	/s/ James Hicks
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ Richard A. May
Richard A. May
Chairman and Chief Executive Officer

(Principal Executive Officer)

CERTIFICATIONS

I, James Hicks, certify that:

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ James Hicks
James Hicks
Chief Financial Officer

(Principal Financial Officer)