Form 10-Q
period 2003-06-30
GREAT LAKES REIT
filed 2003-08-13
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  x   No

Number of shares of the registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 1, 2003: 16,078,411

Great Lakes REIT
Index to Form 10-Q
June 30, 2003

Great Lakes REIT
Consolidated Balance Sheets
(unaudited)
(In Thousands, except per share data)

                                                                                                    June 30,     December 31,
                                                                                                      2003           2002
                                                                                                 ------------------------------
Assets
Properties:
Land                                                                                                    $65,787        $66,540
Buildings and improvements                                                                              529,877        526,026
                                                                                                 ------------------------------
                                                                                                         595,664       592,566
Less accumulated depreciation                                                                             72,984        66,761
                                                                                                 ------------------------------
                                                                                                         522,680       525,805
Assets held for sale, net                                                                                  1,900             -
Cash and cash equivalents                                                                                  1,217         5,061
Real estate tax escrows                                                                                       47            69
Rents receivable                                                                                           6,709         6,261
Deferred financing and leasing costs, net of accumulated amortization                                      8,865         9,110
Goodwill                                                                                                   1,061         1,061
Other assets                                                                                               1,709         1,614
                                                                                                ------------------------------
Total assets                                                                                            $544,188      $548,981
                                                                                                 ==============================

Liabilities and shareholders' equity
Bank loan payable                                                                                       $11,155        $36,000
Mortgage loans payable                                                                                   300,602       275,050
Bonds payable                                                                                              3,245         3,620
Accounts payable and accrued liabilities                                                                   4,391         3,740
Accrued real estate taxes                                                                                 13,529        14,872
Dividends payable                                                                                          2,523         2,539
Prepaid rent                                                                                               3,735         4,044
Security deposits                                                                                          1,665         1,617
                                                                                                 ------------------------------
Total liabilities                                                                                        340,845       341,482
                                                                                                 ------------------------------
Minority interests                                                                                           655           677
                                                                                                 ------------------------------
Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,500 9 3/4%
   Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued
   and outstanding)                                                                                       37,500        37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 16,078 and
   16,550 shares issued and outstanding in 2003 and 2002, respectively)                                      161           165
Paid-in-capital                                                                                          201,371       208,319
Retained earnings (deficit)                                                                             (28,487)      (19,765)
Employee share purchase loans                                                                            (4,939)      (16,154)
Deferred compensation                                                                                    (1,890)       (2,035)
Accumulated other comprehensive income (loss)                                                            (1,028)       (1,208)
                                                                                                 ------------------------------
Total shareholders' equity                                                                               202,688       206,822
                                                                                                 ------------------------------
Total liabilities and shareholders' equity                                                              $544,188      $548,981
                                                                                                 ==============================

         The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In Thousands, except per share data)

                                                                                                   Three months ended June 30,
                                                                                                 --------------------------------
                                                                                                      2003             2002
                                                                                                 ---------------
Revenues:
Rental                                                                                           $       20,275   $       19,108
Reimbursements                                                                                            5,842            5.518
Parking                                                                                                     109              127
Telecommunications                                                                                           59               56
Tenant service                                                                                               75               65
Interest                                                                                                    150              329
Other                                                                                                       421              274
                                                                                                 ---------------  ---------------
Total revenues                                                                                           26,931           25,477
                                                                                                 ---------------  ---------------
Expenses:
Real estate taxes                                                                                         4,455            4,026
Other property operating                                                                                  8,155            6,729
General and administrative                                                                                1,400            1,462
Employee share loan termination                                                                             511                -
Interest                                                                                                  4,421            3,767
Depreciation and amortization                                                                             5,361            4,727
                                                                                                 ---------------  ---------------
   Total expenses                                                                                        24,303           20,711
                                                                                                 ---------------  ---------------
Income before allocation to minority interests                                                            2,628            4,766
Minority interests                                                                                            7               15
                                                                                                 ---------------  ---------------
Income from continuing operations                                                                         2,621            4,751
Discontinued operations, net (including gain on sale of properties of $1,037 in 2002)                       104            1,329
                                                                                                 ---------------  ---------------
Net income                                                                                                2,725            6,080
Income allocated to preferred shareholders                                                                  914              914
                                                                                                 ---------------  ---------------
Net income applicable to common shares                                                           $        1,811   $        5,166
                                                                                                 ===============  ===============
Earnings per common share from continuing operations- basic.                                     $         0.11   $         0.23
                                                                                                 ===============  ===============
Earnings per common share-basic                                                                  $         0.11   $         0.32
                                                                                                 ===============  ===============
Weighted average common shares outstanding-basic                                                         15,912           16,371
                                                                                                 ===============  ===============
Diluted earnings per common share from continuing operations                                     $         0.11   $         0.23
                                                                                                 ===============  ===============
Diluted earnings per common share                                                                $         0.11   $         0.31
                                                                                                 ===============  ===============
Weighted average common shares outstanding-diluted                                                       16,020           16,547
                                                                                                 ===============  ===============
Dividends declared per common share                                                              $        0.405   $         0.40
                                                                                                 ===============  ===============

Comprehensive income:
Net income                                                                                       $        2,725   $        6,080
Change in fair value of interest rate swap agreements                                                       120            (922)
                                                                                                 ---------------  ---------------
Total comprehensive income                                                                       $        2,845   $        5,158
                                                                                                 ===============  ===============

         The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In Thousands, except per share data)

                                                                                                      Six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                        2003              2002
                                                                                                   ----------------  ---------------
 Revenues:
Rental                                                                                             $        41,033   $       37,618
Reimbursements                                                                                              11,321           10,893
Parking                                                                                                        238              255
Telecommunications                                                                                             131              128
Tenant service                                                                                                 154              128
Interest                                                                                                       404              670
Other                                                                                                          715              467
                                                                                                   ----------------  ---------------
Total revenues                                                                                              53,996           50,159
                                                                                                   ----------------  ---------------
Expenses:
Real estate taxes                                                                                            8,909            8,070
Other property operating                                                                                    16,020           13,180
General and administrative                                                                                   2,727            2,570
Employee share loan termination                                                                                511                -
Interest                                                                                                     8,930            7,527
Depreciation and amortization                                                                               10,672            9,309
                                                                                                   ----------------  ---------------
   Total expenses                                                                                           47,769           40,656
                                                                                                   ----------------  ---------------
Income before allocation to minority interests                                                               6,227            9,503
Minority interests                                                                                              16               28
                                                                                                   ----------------  ---------------
Income from continuing operations                                                                            6,211            9,475
Discontinued operations, net (including gain on sale of properties of $1,037 in 2002)                          158            1,787
                                                                                                   ----------------  ---------------
Net income                                                                                                   6,369           11,262
Income allocated to preferred shareholders                                                                   1,828            1,828
                                                                                                   ----------------  ---------------
Net income applicable to common shares                                                             $         4,541   $        9,434
                                                                                                   ================  ===============
Earnings per common share from continuing operations- basic.                                       $          0.27   $         0.47
                                                                                                   ================  ===============
Earnings per common share-basic                                                                    $          0.28   $         0.58
                                                                                                   ================  ===============
Weighted average common shares outstanding-basic                                                            16,149           16,369
                                                                                                   ================  ===============
Diluted earnings per common share from continuing operations                                       $          0.27   $         0.46
                                                                                                   ================  ===============
Diluted earnings per common share                                                                  $          0.28   $         0.57
                                                                                                   ================  ===============
Weighted average common shares outstanding-diluted                                                          16,263           16,518
                                                                                                   ================  ===============
Dividends declared per common share                                                                $          0.81   $         0.80
                                                                                                   ================  ===============

Comprehensive income:
Net income                                                                                         $         6,369   $       11,262
Change in fair value of interest rate swap agreements                                                          180            (623)
                                                                                                   ----------------  ---------------
Total comprehensive income                                                                         $         6,549   $       10,639
                                                                                                   ================  ===============

         The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2003
(unaudited)
(Dollars in Thousands)

Preferred Shares
Balance at beginning of period                                                   $       37,500
                                                                                 ---------------
Balance at end of period                                                                 37,500
                                                                                 ---------------
Common Shares
Balance at beginning of period                                                              165
Exercise of share options                                                                     1
Shares repurchased in connection with employee share loan termination                       (5)
                                                                                 ---------------
Balance at end of period                                                                    161
                                                                                ---------------
Paid-in capital
Balance at beginning of period                                                          208,319
Exercise of share options                                                                    10
Shares repurchased in connection with employee share loan termination                   (6,958)
                                                                                 ---------------
Balance at end of period                                                                201,371
                                                                                 ---------------
Retained earnings (deficit)
Balance at beginning of period                                                          (19,765)
Net income                                                                                6,369
Distributions/dividends                                                                (15,091)
                                                                                 ---------------
Balance at end of period                                                               (28,487)
                                                                                 ---------------
Employee share purchase loans
Balance at beginning of period                                                          (16,154)
Repayment of loans                                                                        3,913
Loans retired in connection with employee share loan termination                          7,302
                                                                                 ---------------
Balance at end of period                                                                (4,939)
                                                                                 ---------------
Deferred compensation
Balance at beginning of period                                                           (2,035)
Amortization of deferred compensation                                                       145
                                                                                 ---------------
Balance at end of period                                                                 (1,890)
                                                                                 ---------------
Accumulated other comprehensive income (loss)
Balance at beginning of period                                                           (1,208)
Change in fair value of interest rate swap agreements                                       180
                                                                                 ---------------
Balance at end of period                                                                 (1,028)
                                                                                 ---------------
Total shareholders' equity                                                       $      202,688
                                                                                 ===============

         The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in Thousands)

                                                                                                      Six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                         2003              2002
                                                                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                         $         6,369   $       11,262
Adjustments to reconcile net income to cash flows from operating activities
   Depreciation and amortization                                                                            10,725            9,992
   Gain on sale of properties                                                                                    -          (1,037)
   Non-cash portion of employee share loan termination                                                         414                -
   Other non-cash items                                                                                        161              160
Net changes in assets and liabilities:
   Rents receivable                                                                                          (448)            2,330
   Real estate tax escrows and other assets                                                                      9            (250)
   Accounts payable, accrued expenses and other liabilities                                                    374          (4,030)
   Accrued real estate taxes                                                                               (1,343)          (1,087)
   Payment of deferred leasing costs                                                                         (894)          (1,743)
                                                                                                   ----------------  ---------------
Net cash provided by operating activities                                                                   15,367           15,597
                                                                                                   ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                                           -          (8,095)
Additions to buildings and improvements                                                                    (8,213)          (6,553)
Other investing activities, net                                                                               (28)            (123)
                                                                                                  ----------------  ---------------
Net cash provided by (used in) investing activities                                                        (8,241)         (12,581)
                                                                                                   ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                                                         11               59
Proceeds from repayment of employee share loans                                                              3,913            1,566
Proceeds from bank and mortgage loans payable                                                               53,155           10,000
Distributions / dividends paid                                                                            (15,091)          (8,447)
Distributions to minority interests                                                                           (38)             (48)
Payment of bank and mortgage loans and bonds                                                              (52,823)          (4,156)
Other                                                                                                         (97)             (62)
                                                                                                   ----------------  ---------------
Net cash provided by (used in) financing activities                                                       (10,970)          (1,088)
                                                                                                   ----------------  ---------------
Net increase (decrease) in cash and cash equivalents                                                       (3,844)            1,928
Cash and cash equivalents, beginning of year                                                                 5,061            2,896
                                                                                                   ----------------  ---------------
Cash and cash equivalents, end of year                                                             $        $1,217           $4,824
                                                                                                   ================  ===============

Supplemental disclosure of cash flow:
Interest paid                                                                                      $         8,759   $        7,582
                                                                                                     ==============   ==============
Non-cash financing transaction:                                                                    $         7,302                -
Employee share loan termination
                                                                                                    ================  ==============

         The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Notes to Consolidated Financial Statements
(Unaudited)
Dollars in thousands, except per share data

1.     Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the “Company”), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States. At June 30, 2003, the Company owned and operated 46 properties, primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office space to over 650 tenants that are engaged in a variety of businesses.

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

Approximately $66,200 of the Company’s long-term debt bears interest at a variable rate based on LIBOR ($49,295 at LIBOR plus 1.35%, $11,155 at LIBOR plus 1.45% and $5,750 at LIBOR plus 1.6%). In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.27% until December 2003. The second swap agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.88% per annum until December 2004. The Company is exposed to credit loss in the event of non-performance by counterparties under the agreement, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

At June 30, 2003, the fair value of the swap agreements was a liability of $1,028 and is reflected as accumulated other comprehensive income (loss) in the consolidated balance sheet as of June 30, 2003. The change in fair value of the interest rate swap agreements has been reflected entirely in other comprehensive income in 2003 and 2002, as they are fully effective cash flow hedges.

3.     Segment Information

The Company had three reportable segments at June 30, 2003, distinguished by property type. The property types are office, office/service center and medical office. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office/service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and most tenants in those properties are health-care providers.

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

The following is a summary report of segment information for the three and six months ended June 30, 2003 and 2002:

                                                          Three months ended June 30,  Six months ended June 30,
                                                  ---------------------------------------------------------------
                                                               2003              2002          2003         2002
                                                  ---------------------------------------------------------------
Revenues:
Office                                                      $23,070           $23,973       $46,058      $47,145
Medical office                                                2,574                 -         5,223            -
Office service center                                           818               981         1,712        2,113
Deferred rental income                                          319               194           599          231
Interest                                                        150               329           404          670
                                                  ---------------------------------------------------------------
Total                                                       $26,931           $25,477       $53,996      $50,159
                                                  ===============================================================

Net operating income:
Office                                                      $12,409           $13,765       $24,819      $26,908
Medical office                                                1,189                 -         2,635            -
Office service center                                           254               434           610        1,100
                                                  ---------------------------------------------------------------
Total                                                       $13,852           $14,199       $28,064      $28,008
                                                  ===============================================================

Depreciation and amortization:
Office                                                       $4,547            $4,252        $9,054        8,415
Medical office                                                  382                 -           758            -
Office service center                                           248               315           515          576
Other                                                           184               160           345          318
                                                  ---------------------------------------------------------------
Total                                                        $5,361             4,727       $10,672       $9,309
                                                  ===============================================================

Interest expense:
Office                                                       $3,669            $3,655        $7,457       $7,302
Medical office                                                  542                 -         1,047            -
Office service center                                           210               112           426          225
                                                  ---------------------------------------------------------------
Total                                                        $4,421            $3,767        $8,930       $7,527
                                                  ===============================================================

Income before allocation to minority interests:
Net operating income                                        $13,852           $14,199       $28,064      $28,008
Interest expense                                            (4,421)           (3,767)       (8,930)      (7,527)
Depreciation                                                (5,361)           (4,727)      (10,672)      (9,309)
Deferred rental revenues                                        319               194           599          231
Interest income                                                 150               329           404          670
General and administrative expenses                         (1,400)           (1,462)       (2,727)      (2,576)
Employee share loan termination                               (511)                 -         (511)            -
                                                  ---------------------------------------------------------------
Income before allocation to minority interests:              $2,628            $4,766        $6,227       $9,503
                                                  ===============================================================

Additions to properties:
Office                                                       $4,883            $3,662        $7,528      $14,179
Medical office                                                  214                 -           368            -
Office service center                                           280               231           317          469
                                                  ---------------------------------------------------------------
Total                                                        $5,337            $3,893        $8,213      $14,648
                                                  ===============================================================

Following is a summary of segment assets at June 30, 2003 and December 31, 2002:

                                        June 30,          December 31,
                                   ----------------------------------------
                                           2003                2002
Assets
Office                                        $449,988            $452,333
Medical office                                  59,581              61,814
Office service center                           19,561              19,483
Properties held for sale                         1,900                   -
Other                                           13,158              15,351
                                   ----------------------------------------
Total                                         $544,188            $548,981
                                   ========================================

4.     Long-Term Debt

On January 16, 2003, the Company entered into a 10-year mortgage loan in an amount of $40,000 secured by the medical office properties. This loan accrues interest at 5.43% per annum payable monthly along with monthly principal payments based on a 30-year amortization schedule.

On March 24, 2003, the Company entered into a $29,200 secured credit facility. The facility bears interest at LIBOR plus 1.45% payable monthly, has a term of three years and is secured by the Company’s properties located in Dublin and Columbus, Ohio. Borrowings at June 30, 2003 totaled $11,155.

5.     Goodwill

Goodwill is subject to periodic impairment tests. The Company has performed the required impairment tests of goodwill as of June 30, 2003, and has determined that goodwill is not impaired as of that date.

6.     Impairment of Assets

The Company recognizes impairment losses for its properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying amount.

7.     Earnings per Share

The unvested restricted common share grants (166,664 shares at June 30, 2003) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at June 30, 2003, which are convertible to common shares on a one-for-one basis at the option of the holder.

8.     Discontinued Operations

The components of discontinued operations for the three and six months ended June 30, 2003 and 2002 are outlined below and include the results of operations through the date of each respective sale for the three and six months ended June 30, 2003 (or all operations of properties held for sale) and all operations for the three and six months ended June 30, 2002 for the following:

  the properties sold in 2002
  the property held for sale at June 30, 2003.
                                                                    Three months ended June 30,
                                                                    ----------------------------
                                                                        2003           2003
                                                                    -------------  -------------
Revenues                                                            $        161   $      1,350
                                                                     ---------------------------
Expenses:
Real estate taxes and property operating expenses                             35            661
Interest                                                                       -              -
Depreciation and amortization                                                 22            397
                                                                    -------------  -------------
Total expenses                                                                57          1,058
                                                                    -------------  -------------
Income from discontinued operations                                          104            292
Gain on sale of properties                                                     -          1,037
                                                                    -------------   ------------
Discontinued operations, net                                        $        104   $      1,329
                                                                    =============  =============
                                                                     Six months ended June 30,
                                                                    ----------------------------
                                                                       2003            2003
                                                                    -------------  -------------
Revenues                                                            $      266     $      2,665
                                                                    ----------------------------
Expenses:
Real estate taxes and property operating expenses                           70            1,257
Interest                                                                     -                -
Depreciation and amortization                                               38              658
                                                                    -----------    -------------
Total expenses                                                             108            1,915
                                                                     -----------    -------------
Income from discontinued operations                                        158              750
Gain on sale of properties                                                   -            1,037
                                                                    -----------    -------------
Discontinued operations, net                                        $      158     $      1,787
                                                                    ===========    =============

At December 31, 2002, the Company reported $8,928 of properties held for sale. This amount has been reclassified as land, buildings and improvements and accumulated depreciation as of June 30, 2003 as the Company did not consummate its planned disposition of these assets. As of June 30, 2003, the Company does not plan to dispose of these assets.

9.     Pro Forma Operating Results for Expensing Fair Value of Share Options Granted

For purposes of pro forma disclosures, the estimated fair value of the outstanding options to purchase common shares of the Company was amortized to expense over the options’ vesting period. The Company’s unaudited pro forma information follows:

                                                                  Three months ended June 30,
                                                                  -----------------------------
                                                                      2003           2002
                                                                  -------------- --------------
Net income as reported                                            $      $1,811  $       5,166
Less employee share option compensation at fair value                        23             45
                                                                  -------------- --------------
Pro forma net income                                              $       1,788  $       5,121
                                                                  ============== ==============
Pro forma basic earnings per common share                         $        0.11  $        0.31
                                                                  ============== ==============
Pro forma diluted earnings per common share                       $        0.11  $        0.31
                                                                  ============== ==============
                                                                   Six months ended June 30,
                                                                  -----------------------------
                                                                     2003           2002
                                                                  -------------- --------------
Net income as reported                                            $       4,541  $       9,434
Less employee share option compensation at fair value                        65             90
                                                                  -------------- --------------
Pro forma net income                                              $       4,476  $       9,344
                                                                  ============== ==============
Pro forma basic earnings per common share                         $        0.28  $        0.57
                                                                  ============== ==============
Pro forma diluted earnings per common share                       $        0.28  $       0..57
                                                                  ============== ==============

10.      Alternatives to Increase Shareholder Value

The Company’s Board of Trustees has engaged a real estate advisor and an investment banker to assist it in analyzing alternatives to improve shareholder value. These alternatives may include a sale of some or all of the Company’s properties, or a business combination or other similar transaction. Such activities are ongoing, and there can be no assurance that any such transaction will occur.

11.      Employee Share Loans

In connection with the Company’s activities related to alternatives to improve shareholder value, the Board of Trustees adopted a policy prohibiting employees from engaging in any trading of Company securities while the process is ongoing. Twenty-eight employees of the Company, including members of senior management who are affected by the provisions of the 2002 Sarbanes-Oxley Act, are required to repay certain maturing loans. These loans were made before 2001 under the Company’s employee loan program, which was established in 1996 in connection with the Company’s option plan. In order to permit an orderly retirement of a portion of the outstanding loans during the trading blackout period in compliance with the Sarbanes-Oxley Act, the Company’s Board of Trustees approved a voluntary share repurchase plan for all employees with outstanding loans.

The plan provided for loan retirement in consideration for the shares securing the loans. Fifteen employees elected to participate in the repurchase program and the Company has repurchased an aggregate of 474,608 shares from those officers and employees that were securing an aggregate of $7,302 in outstanding loans. The price used in connection with the repurchase program was $14.67 per common share, which was the average of the closing prices of the common shares on the New York Stock Exchange for the five-day period ending April 10, 2003. As part of the Board-approved repurchase program, the Company has forgiven loan balances totaling $498. Such loan forgiveness ($498), or $0.03 per common share, has been reflected as employee share loan termination expense in the three and six months ended June 30, 2003.

As of June 30, 2003, $1,228 of employee loans will mature during the remainder of 2003. Thereafter, during 2004, 2005 and 2006, $1,224, $2,382 and $105 of employee loans mature, respectively. The Company’s Board of Trustees does not anticipate offering a similar repurchase program in the future. The officers and employees that continue to have loans under the employee loan program will be obligated to repay those loans at maturity in order to comply with the policies of the Company and the Sarbanes-Oxley Act.

On April 17, 2003, the Board of Trustees granted an aggregate of 257,699 options to purchase common shares to those employees who elected to participate in the repurchase program. Of the options granted, 224,659 have an exercise price of $14.50 per share, the closing price of the common shares on April 17, 2003, and 33,040 have an exercise price of $16.55 per share. The Company follows Accounting Principles Board Opinion No. 25 (APB 25) in accounting for option grants. Under APB 25, no compensation expense is recognized upon the grant of share purchase options at fair market value.

12.     Subsequent Event

On July 8, 2003, the Company sold its properties located at 165 and 175 Hansen Court, Wood Dale, Illinois, for a contract price of $3,900. The gain on sale of properties for this transaction of approximately $1,600 will be recognized in the third quarter of 2003.

ITEM 2.     Management's Discussion and Analysis of Results of Operations and Financial Condition (Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended and as of June 30, 2003. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2002 10-K.

Trends

The Company’s Board of Trustees has engaged a real estate advisor and an investment banker to assist it in analyzing alternatives to improve shareholder value. These alternatives may include a sale of some or all of the Company’s properties, or a business combination or other similar transaction. Such activities are ongoing, and there can be no assurance that any such transaction will occur.

In 2002 and the first half of 2003, occupancy rates in the current markets in which the Company operates declined due to increases in supply and decreases in demand for office space. The market trend of occupancy declines has impacted the Company’s portfolio performance and, as a result, the overall portfolio occupancy of the Company’s properties declined to 80% at June 30, 2003 as compared to 83% at the end of 2002. During 2002, the Company averaged approximately 30,000 square feet of new leasing activity per month. The Company believes that the trend of vacancy increases is slowing. However, the Company anticipates that the difficult leasing environment that currently exists in its markets will persist throughout 2003 as improvement in demand for office space usually lags the beginning of an economic recovery. At June 30, 2003, Great Lakes REIT had 497,000 square feet of leases, or 8% of the portfolio, expiring in second half of 2003. The Company currently expects to retain or renew 240,000 to 260,000 square feet of the remaining 497,000 square feet of leases rolling over during the second half of 2003. The Company anticipates it will average 30,000 square feet per month of new leasing activity in the second half of 2003, basically the same level as was experienced in the difficult environment of 2002. Based on the tenant retention and new leasing activity expectations noted above, the Company expects that average portfolio occupancy during 2003 will be in the range of 79% to 80%. Occupancy at January 1, 2004 is expected to be in the range of 77% to 79% assuming no significant tenant defaults occur during the year. Based on these occupancy expectations, the Company expects that revenues and results of operations will decline in 2003 as compared to 2002.

As of March 1, 2003, several tenants were in default under their leases for failure to make rent payments. Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company’s revenue in 2003.

Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.53% of the Company’s aggregate portfolio annualized base rent as of December 31, 2002, was placed in rehabilitation by the Pennsylvania Department of Insurance on April 1, 2002. After completing its review, the Pennsylvania Department of Insurance has recommended to the Commonwealth Court that Legion Insurance Company be liquidated. The Commonwealth Court approved the recommendation of the Pennsylvania Department of Insurance on July 28, 2003. Based on currently available information, the Company believes it is more likely than not that Legion will fulfill all terms of its lease in 2003. Legion Insurance Company is current on its rental payments to date. The Legion lease specifies a termination date of February 28, 2006.

Three months ended June 30, 2003 compared to 2002

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

                                                                    Rental      Reimbursement     Real Estate      Other Property
                                                                    Income          Income           Taxes       Operating Expenses
                                                                -------------- ---------------  --------------- -------------------
Increase due to inclusion of full year of properties acquired
   in 2002                                                       $       3,088  $          568   $          593  $            1,344
Increase (decrease) in 2003 compared to 2002                            (1,921)           (244)            (164)                 82
                                                                -------------- ---------------  --------------- -------------------
Total                                                            $       1,167  $          324   $          429  $            1,426
                                                                 ============== ===============  =============== ===================

Tenant service income increased by $10, or 15%, in the quarter ended June 30, 2003 compared to 2002 primarily due to the sale of tenant services to the tenants in the medical office properties.

Interest income decreased by $179, or 54%, during the quarter ended June 30, 2003, as compared to 2002 primarily because certain interest-bearing employee share loans were repaid or terminated during the 12 months ended June 30, 2003.

Interest expense increased by $654, or 17%, during the quarter ended June 30, 2003 as compared to 2002 due to higher amounts of long-term debt outstanding during 2003.

Depreciation and amortization expenses increased by $634, or 13%, during the quarter ended June 30, 2003 compared to 2002 because the Company had a gross book value of depreciable assets of $529,877 at June 30, 2003 compared to $446,875 at June 30, 2002.

Six months ended June 30, 2003 compared to 2002

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

                                                                    Rental      Reimbursement     Real Estate      Other Property
                                                                    Income          Income           Taxes       Operating Expenses
                                                                 -------------- ---------------  --------------- -------------------
Increase due to inclusion of full year of properties acquired
   in 2002                                                       $       6,425  $        1,234   $        1,225  $            2,637
Increase (decrease) in 2003 compared to 2002                            (3,010)           (806)            (386)                203
                                                                 -------------- ---------------  --------------- -------------------
Total                                                            $       3,415  $          428   $          839  $            2,840
                                                                 ============== ===============  =============== ===================

Tenant service income increased by $26, or 20%, in the six months ended June 30, 2003 compared to 2002 primarily due to the sale of tenant services to the tenants in the medical office properties.

Interest income decreased by $266, or 40%, during the six months ended June 30, 2003, compared to 2002 primarily because certain interest-bearing employee share loans were repaid or terminated during the 12 months ended June 30, 2003.

General and administrative expenses increased by $157, or 6%, during the six months ended June 30, 2003 compared to 2002 due to increases in insurance costs ($112), and increased compensation costs ($47).

Interest expense increased by $1,403, or 19%, during the six months ended June 30, 2003 compared to 2002 due to higher amounts of long-term debt outstanding during 2003.

Depreciation and amortization expenses increased by $1,363, or 15%, during the six months ended June 30, 2003 compared to 2002 because the Company had a gross book value of depreciable assets of $529,877 at June 30, 2003 compared to $446,875 at June 30, 2002.

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

The net income for the office segment was as follows:

                                     Three months ended June 30,     Six months ended June 30,
                                        2003            2002              2003            2002
Net operating income                  $12,409          $13,765     $      24,819   $      26,908
Interest expense                      (3,669)          (3,655)            (7,457)         (7,302)
Depreciation                          (4,547)          (4,252)            (9,054)         (8,415)
                                  ----------------------------------------------------------------
Segment net income                     $4,193          $5,858      $       8,308   $      11,191
                                  ================================================================

The decrease in segment net income for the three and six months ended June 30, 2003 compared to 2002 resulted from declining occupancy in this property segment and was partially offset by increases due to inclusion of a full year of operations in 2003 of properties acquired in 2002.

The net income for the office service center segment was as follows:

                               Three months ended June 30,    Six months ended June 30,
                                    2003          2002               2003            2002
Net operating income                $254          $434      $         610  $        1,100
Interest expense                   (210)          (112)              (426)           (225)
Depreciation.                      (248)          (315)              (515)           (576)
                               ------------------------------------------------------------
Segment net income (loss)          $(204)          $7       $        (331) $          299
                               ============================================================

The decrease in segment net income for the three and six months ended June 30, 2003 as compared to 2002 resulted from declining occupancy.

The net income for the medical office segment was as follows:

                              Three months ended June 30, Six months ended June 30,
                                  2003          2002             2003            2002
Net operating income             $1,189           -       $       2,635              --
Interest expense                 (542)            -              (1,047)             --
Depreciation                     (382)            -                (758)             --
                             -----------------------------------------------------------
Segment net income                $258            -       $         830              --
                             ============================================================

The increase in segment net income for the year ended the three and six months ended June 30, 2003 resulted from the acquisition of the medical office properties on October 1, 2002.

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

                                                                     Three months ended June 30,
                                                                     -----------------------------
                                                                         2003           2002
                                                                     -------------- --------------
Net income applicable to common shares                               $       1,811  $       5,166
Adjustments to calculate funds from operations:
Minority interests                                                               7             15
Gain on sale of properties                                                       -        (1,037)
Adjusted depreciation and amortization (a)                                   5,206          4,976
                                                                     ------------- --------------
Funds from operations                                                $       7,024  $       9,120
                                                                     ============== ==============

Weighted average common shares outstanding- diluted                         16,020         16,547
                                                                     ============== ==============

(a) Adjusted depreciation and amortization is calculated as follows:

                                                                       Three months ended June 30,
                                                                       ----------------------------
                                                                           2003           2002
                                                                       -------------- -------------
Depreciation and amortization in consolidated statements of cash       $       5,390  $      5,136
   flows
Less depreciation and amortization unrelated to properties                       184           160
                                                                       -------------- -------------
Adjusted depreciation and amortization                                 $       5,206  $      4,976
                                                                       ============== =============

                                                                        Six months ended June 30,
                                                                       ----------------------------
                                                                           2003           2002
                                                                       -------------- -------------
Net income applicable to common shares                                 $       4,541  $      9,434
Adjustments to calculate funds from operations:
Minority interests                                                                16            28
Gain on sale of properties                                                         -       (1,037)
Adjusted depreciation and amortization (a)                                    10,380         9,674
                                                                       -------------- -------------
Funds from operations                                                  $      14,937  $     18,099
                                                                       ============== =============

Weighted average common shares outstanding- diluted                           16,263        16,518
                                                                       ============== =============

(a) Adjusted depreciation and amortization is calculated as follows:

                                                                        Six months ended June 30,
                                                                       ----------------------------
                                                                           2003           2002
                                                                       -------------- -------------
Depreciation and amortization in consolidated statements of cash       $      10,725  $      9,992
   flows
Less depreciation and amortization unrelated to properties                       345           318
                                                                       -------------- -------------
Adjusted depreciation and amortization                                 $      10,380  $      9,674
                                                                       ============== =============

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

EBITDA is presented solely as a supplemental disclosure because the Company believes it provides useful information regarding the Company’s ability to service or incur debt. Because all companies do not calculate EBITDA the same way, the presentation of EBITDA may not be comparable to similarly titled measures of other companies.

The Company believes that net income and cash provided by operating activities are the financial measures calculated and presented in accordance with GAAP that are most directly comparable to EBITDA. The following is a reconciliation of EBITDA to each of net income and cash provided by operating activities for each of the periods for which EBITDA is presented in this Form 10-Q:

                                                                                For the six months ended June 30,
                                                                                ----------------------------------
                                                                                     2003              2002
                                                                                ----------------  ----------------
Calculation of EBITDA:
Income before allocation to minority interests                                  $         6,227   $         9,503
Depreciation and amortization from consolidated statements of cash flows                 10,725             9,992
Non-cash portion of employee share loan termination                                         414                 -
Interest expense                                                                          8,930             7,527
Discontinued operations, net                                                                158               750
                                                                                ----------------  ----------------

EBITDA                                                                          $        26,454   $        27,772
                                                                                ================  ================

Reconciliation of EBITDA to Cash Provided by Operating Activities:
EBITDA                                                                          $        26,454   $        27,772
Interest expense                                                                        (8,930)           (7,527)
Other adjustments from Consolidated Statements of Cash Flows:
Other non-cash items                                                                        161               160
Minority interests                                                                         (16)              (28)
Net changes in assets and liabilities:
Rents receivable                                                                          (448)             2,330
Real estate tax escrows and other assets                                                      9             (250)
Accounts payable, accrued expenses and other liabilities                                    374           (4,030)
Accrued real estate taxes                                                               (1,343)           (1,087)
Payment of deferred leasing costs                                                         (894)           (1,743)
                                                                                ----------------  ----------------

Cash provided by operating activities                                           $        15,367   $        15,597
                                                                                ================  ================

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements (other than significant capital improvements) principally through working capital borrowings and net cash provided by operating activities. The Company expects to meet its short-term liquidity requirements for significant capital improvements through targeted property dispositions and additional borrowings. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends to the extent necessary to comply with certain federal income tax requirements applicable to real estate investment trusts (“REITs”). Cash flow from operating activities for the six months ended June 30, 2003 was $15,367. This amount slightly exceeded common and preferred share dividends paid for the six months ended June 30, 2003. The Company expects that cash provided by operating activities in 2003 will exceed common and preferred share dividends paid in 2003.

The Board of Trustees determines the Company’s dividend policy. The payment of dividends, other than those declared to date, is subject to future action of the Board of Trustees and will depend upon a variety of factors, including, but not limited to, the Company’s cash position, operating results and general financial condition.

The Company expects to meet its short-term liquidity requirements for property acquisitions and significant capital improvements through targeted property dispositions and additional borrowings. On March 24, 2003, the Company entered into a $29,200 secured credit facility. The facility bears interest at LIBOR plus 1.45% payable monthly, has a term of three years and is secured by the Company’s four properties located in Dublin and Columbus, Ohio. Borrowings at June 30, 2003 totaled $11,155. Future borrowings can be used for property acquisitions, tenant improvements, significant capital improvements, leasing costs and working capital. The Company has approximately $45,000 of additional borrowing capacity through two secured credit facilities (including the $29,200 secured credit facility described above). Anticipated occupancy levels at the Company’s properties in 2003 may cause the Company to limit future acquisition activity funded by long-term borrowings to maintain liquidity for significant capital improvements and working capital. The Company expects to invest approximately $1,500 for certain improvements at its property located at 1111 Touhy Avenue, Des Plaines, Illinois, over the next several years. While the Company expects to complete these improvements later in 2003 and 2004, the Company does have the option of limiting or curtailing these improvements as conditions warrant.

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

On July 8, 2003, the Company sold its properties located at 165 and 175 Hansen Court, Wood Dale, Illinois, for a contract price of $3,900. The gain on sale of properties for this transaction of approximately $1,600 will be recognized in the third quarter of 2003. The proceeds from sale of approximately $3,900 were used for retirement of long-term debt ($2,300) with the balance for working capital.

The Company has identified certain assets that it expects will be sold during the remainder of 2003 in addition to those assets classified as held for sale at June 30, 2003, and may consider selling additional properties if market conditions warrant. The Company has not entered into any definitive agreements with respect to any such additional disposition opportunities and there can be no assurances that the Company will consummate any dispositions in the remainder of 2003.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities, subject to satisfactory conditions in the capital markets generally and real estate capital and finance markets, specifically, and targeted property dispositions. There can be no assurance that the Company will be able to access the credit or capital markets or consummate any such property dispositions when needed to fund such long-term liquidity requirements on an acceptable basis.

Forward-Looking Statements

This report contains forward-looking statements that involve numerous risks and uncertainties. Statements in this document regarding the Company’s expectations for tenant retention, new tenant leasing activity, vacancy trends, occupancy rates, acquisition and disposition volume and timing, the expectation regarding the performance of the economy and the office markets, the anticipated level and effect of tenant defaults and anticipated market and other economic conditions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on what the Company believes to be reasonable assumptions and management’s current expectations; however, actual results may vary from those implied by such forward-looking statements. Key factors that may cause actual results to differ from projected results include: conditions in the financial markets generally and the market for real estate finance specifically; local and/or national economic conditions; the pace of office space development and sub-lease availability; tenant office space demand; the financial position of the Company’s tenants, including changes in such financial position that may lead to increases in tenant defaults and the performance of Legion Insurance Company; actual tenant default rates compared to anticipated default rates; performance of the medical office market generally and the local markets for the Company’s medical office properties specifically; performance of the hospitals adjacent to the Company’s medical office properties; changes in interest rates; and other risks inherent in the real estate business. The Company assumes no obligation to update or supplement forward-looking statements.

ITEM 3.     MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company’s interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates. A change in variable interest rates of 1% per annum would increase or decrease the Company’s interest expense by $162 per annum based on the amount of variable rate debt outstanding at June 30, 2003 ($16,201).

Approximately $66,200 of the Company’s long-term debt bears interest at a variable rate based on LIBOR ($49,295 at LIBOR plus 1.35%, $11,155 at LIBOR plus 1.45% and $5,750 at LIBOR plus 1.6%). In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.27% until December 2003. Upon expiration of the swap agreement in December 2003, $25,000 of the Company’s outstanding debt will again be variable rate debt that bears interest at LIBOR plus 1.45%. The second swap agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.88% per annum until December 2004.

At June 30, 2003, the Company had $294,850 of fixed rate debt outstanding at an average rate of 5.76% (after giving effect to the two swap agreements). The Company has long-term debt outstanding at fixed rates in the range of 4.3% to 7.44%. The general level of interest rates in the United States as of April 1, 2003 is such that refinancing this debt at current rates would be unlikely due to prepayment restrictions and penalties on its fixed rate debt. Accordingly, if the general level of interest rates in the United States were to fall further, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 94% of its long-term debt outstanding at June 30, 2003 at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

                                                 2003(1)         2004           2005          2006           2007       Thereafter
                                               ------------- -------------  ------------- -------------  -------------  ------------
Liabilities:
Fixed Rate
   Mortgage loans payable                      $      2,892  $      6,116   $      6,508  $     26,649   $     16,444   $   186,949
   Average interest rate of principal
     maturities                                        6.06%         6.08%          6.09%         6.51%          6.69%         5.85%
   Fixed Rate
   Variable rate debt fixed by interest
     rate swap expiring in December 2003 (2)   $        357  $        729   $        749  $        770   $        791   $    21,251
   Variable rate debt fixed by interest
     rate swap expiring in December 2004 (3)   $        357  $        729   $        749  $        770   $        791   $    21,251
Variable Rate
   Mortgage loans payable                      $          1  $          1   $          1  $          1   $          1   $     5,745
   Average interest rate (4)
   Bank loan payable                                     --            --             --  $     11,155             --            --
   Average interest rate (5)
   Bonds payable                               $         --  $        415   $        460  $        505   $        560   $     1,305
   Average interest rate (6)

(1)	Period from July 1, 2003 to December 31, 2003.
(2)	The maximum interest rate is 4.27% per annum until December 2003. The average rate for the six months ended June 30, of 2003 was 4.27%.
(3)	The maximum interest rate is 4.88% per annum until December 2004. The average interest rate for the six months ended June 30, of 2003 was 4.88%.
(4)	At June 30, 2003, the interest rate was LIBOR plus 1.6% per annum. The average interest rate for the six months ended June 30, of 2003 was 2.90% per annum.
(5)	The interest rate at June 30, 2003, was LIBOR plus 1.45%. The average interest rate for the six months ended June 30, of 2003 was 2.70%.
(6)	The average interest rate for the six months ended June 30, of 2003 was 2.57%..

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

Part II      Other Information

ITEM 5.      Submission of Matters to a Vote of Security Holders

On May 14, 2003, the Company conducted its 2003 Annual Shareholders’ Meeting in Oak Brook, Illinois, pursuant to a Notice of Meeting and Proxy Statement dated April 11, 2003.

Eight members of the Company's Board of Trustees were nominated and elected to serve a one-year term at such Annual Meeting. The following is a list of individuals who were nominated and elected to the Board of Trustees: Matthew S. Dominski, Patrick R. Hunt, Daniel P. Kearney, Leandra R. Knes, Richard A. May, Donald E. Phillips, James E. Schrager and Richard E. Terry.

Issue: Election of Directors

----------------------------------- ----------------- ---------------- -----------------
Nominees:                           Votes for         Votes withheld   Total
----------------------------------- ----------------- ---------------- -----------------
Matthew S. Dominski                 14,335,591        154,772          14,490,363
----------------------------------- ----------------- ---------------- -----------------
Patrick R. Hunt                     14,300,774        189,589          14,490,363
----------------------------------- ----------------- ---------------- -----------------
Daniel P. Kearney                   14,365,084        125,279          14,490,363
----------------------------------- ----------------- ---------------- -----------------
Leandra R. Knes                     14,288,716        201,647          14,490,363
----------------------------------- ----------------- ---------------- -----------------
Richard A. May                      14,288,376        201,987          14,490,363
----------------------------------- ----------------- ---------------- -----------------
Donald E. Phillips                  14,257,683        232,680          14,490,363
----------------------------------- ----------------- ---------------- -----------------
James E. Schrager                   14,292,069        198,294          14,490,363
----------------------------------- ----------------- ---------------- -----------------
Richard E. Terry                    14,337,697        152,666          14,490,363
----------------------------------- ----------------- ---------------- -----------------

ITEM 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits
31 Certifications Pursuant toss.302 of the Sarbanes-Oxley Act of 2002
32 Certification Pursuant toss. 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports of Form 8-K
Item 12 Form 8-K dated and filed April 15, 2003 reporting the results of operations and financial condition for the period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT
(Registrant)

Date: August 12, 2003	By: /s/James Hicks
James Hicks
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT 31

PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATIONS PURSUANT TOSECTION
302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. May, certify that:

  I have reviewed this quarterly report on Form 10-Q of Great Lakes REIT;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):>
  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 12, 2003	/s/Richard A. May
Richard A. May
Chairman and Chief Executive Officer

PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATIONS PURSUANT TOSECTION
302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Hicks, certify that:

  I have reviewed this quarterly report on Form 10-Q of Great Lakes REIT;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 12, 2003	/s/James Hicks
James Hicks
Chief Financial Officer

Exhibit 32

Great Lakes REIT
823 Commerce Drive, Suite 300
Oak Brook, Illinois 60523

August 12, 2003

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Certification Pursuant toss. 906 of the Sarbanes-Oxley Act of 2002

Ladies and Gentlemen:

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of the Form 10-Q of Great Lakes REIT (the “Company”) for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company certifies, that, to such officer’s knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report
/s/Richard A. May
Name: Richard A. May
Title: Chairman and Chief Executive Officer

/s/James Hicks
Name: James Hicks
Title: Chief Financial Officer