Form 10-Q
period 2003-09-30
GREAT LAKES REIT
filed 2003-11-12
CIK 1063393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 OR 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Number of shares of the registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 1, 2003: 16,086,561

Great Lakes REIT
Index to Form 10-Q
September 30, 2003

Great Lakes REIT
Consolidated Balance Sheets
(unaudited)
(In Thousands, except per share data)

                                                                                                  September 30, December 31,
                                                                                                      2003          2002
                                                                                                 -----------------------------
Assets
Properties:
Land                                                                                                    $64,567       $66,540
Buildings and improvements                                                                              528,309       526,026
                                                                                                 -----------------------------
                                                                                                         592,876      592,566
Less accumulated depreciation                                                                             75,388       66,761
                                                                                                 -----------------------------
                                                                                                         517,488      525,805
Cash and cash equivalents                                                                                  2,100        5,061
Real estate tax escrows                                                                                       92           69
Rents receivable                                                                                           7,164        6,261
Deferred financing and leasing costs, net of accumulated amortization                                      8,971        9,110
Goodwill                                                                                                   1,061        1,061
Other assets                                                                                               2,623        1,614
                                                                                                 -----------------------------
Total assets                                                                                            $539,499     $548,981
                                                                                                 =============================

Liabilities and shareholders' equity
Bank loan payable                                                                                       $15,155       $36,000
Mortgage loans payable                                                                                   293,695      275,050
Bonds payable                                                                                              3,245        3,620
Accounts payable and accrued liabilities                                                                   7,568        3,740
Accrued real estate taxes                                                                                 11,316       14,872
Dividends payable                                                                                          2,475        2,539
Prepaid rent                                                                                               3,594        4,044
Security deposits                                                                                          1,543        1,617
                                                                                                 -----------------------------
Total liabilities                                                                                        338,591      341,482
                                                                                                 -----------------------------
Minority interests                                                                                           650          677
                                                                                                 -----------------------------
Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,500 9 3/4%
   Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued
   and outstanding)                                                                                       37,500       37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 16,078 and
   16,550 shares issued and outstanding in 2003 and 2002, respectively)                                      161          165
Paid-in-capital                                                                                          201,371      208,319
Retained earnings (deficit)                                                                             (31,541)     (19,765)
Employee share purchase loans                                                                            (4,655)     (16,154)
Deferred compensation                                                                                    (1,817)      (2,035)
Accumulated other comprehensive income (loss)                                                              (761)      (1,208)
                                                                                                 -----------------------------
Total shareholders' equity                                                                               200,258      206,822
                                                                                                 -----------------------------
Total liabilities and shareholders' equity                                                              $539,499     $548,981
                                                                                                 =============================

   The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In Thousands, except per share data)

                                                                                                  Three months ended September
                                                                                                               30,
                                                                                                --------------------------------
                                                                                                      2003             2002
                                                                                                 ---------------
Revenues:
Rental                                                                                           $       19,722   $       18,647
Reimbursements                                                                                            5,478            5,068
Parking                                                                                                     106              118
Telecommunications                                                                                           59               56
Tenant service                                                                                              120              127
Interest                                                                                                     89              330
Other                                                                                                       304              229
                                                                                                 ---------------  ---------------
Total revenues                                                                                           25,879           24,575
                                                                                                 ---------------  ---------------
Expenses:
Real estate taxes                                                                                         4,424            3,972
Other property operating                                                                                  7,529            6,596
General and administrative                                                                                1,699            1,317
Interest                                                                                                  4,382            3,807
Depreciation and amortization                                                                             5,637            4,921
                                                                                                 ---------------  ---------------
   Total expenses                                                                                        23,671           20,613
                                                                                                 ---------------  ---------------
Income before allocation to minority interests                                                            2,208            3,962
Minority interests                                                                                           11               25
                                                                                                 ---------------  ---------------
Income from continuing operations                                                                         2,197            3,937
Discontinued operations, net (including gain on sale of properties of $2,191 and $6,145 in 2003
   and 2002, respectively)                                                                                2,128            6,428
                                                                                                 ---------------  ---------------
Net income                                                                                                4,325           10,365
Income allocated to preferred shareholders                                                                  914              914
                                                                                                 ---------------  ---------------
Net income applicable to common shares                                                           $        3,411   $        9,451
                                                                                                 ===============  ===============
Earnings per common share from continuing operations- basic.                                     $         0.08   $         0.18
                                                                                                 ===============  ===============
Earnings per common share-basic                                                                  $         0.21   $         0.58
                                                                                                 ===============  ===============
Weighted average common shares outstanding-basic                                                         15,912           16,372
                                                                                                 ===============  ===============
Diluted earnings per common share from continuing operations                                     $         0.08   $         0.18
                                                                                                 ===============  ===============
Diluted earnings per common share                                                                $         0.21   $         0.57
                                                                                                 ===============  ===============
Weighted average common shares outstanding-diluted                                                       16,046           16,552
                                                                                                 ===============  ===============
Dividends declared per common share                                                              $        0.405   $        0.405
                                                                                                 ===============  ===============

Comprehensive income:
Net income                                                                                       $       $4,325   $       10,365
Change in fair value of interest rate swap agreements                                                       267          (1,023)
                                                                                                 ---------------  ---------------
Total comprehensive income                                                                       $        4,592   $        9,342
                                                                                                 ===============  ===============

   The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In Thousands, except per share data)

                                                                                                   Nine months ended September 30,
                                                                                                   ---------------------------------
                                                                                                        2003             2002
                                                                                                   ---------------- ----------------
Revenues:
Rental                                                                                             $        60,294  $        55,831
Reimbursements                                                                                              16,787           15,950
Parking                                                                                                        345              373
Telecommunications                                                                                             190              119
Tenant service                                                                                                 273              254
Interest                                                                                                       493            1,000
Other                                                                                                        1,017              695
                                                                                                   ---------------- ----------------
Total revenues                                                                                              79,399           74,222
                                                                                                   ---------------- ----------------
Expenses:
Real estate taxes                                                                                           13,231           11,919
Other property operating                                                                                    23,379           19,547
General and administrative                                                                                   4,426            3,888
Employee share loan termination                                                                                511                -
Interest                                                                                                    13,312           11,334
Depreciation and amortization                                                                               16,159           14,124
                                                                                                   ---------------- ----------------
   Total expenses                                                                                           71,018           60,812
                                                                                                   ---------------- ----------------
Income before allocation to minority interests                                                               8,381           13,410
Minority interests                                                                                              27               53
                                                                                                   ---------------- ----------------
Income from continuing operations                                                                            8,354           13,357
Discontinued operations, net (including gain on sale of properties of $2,191 and $7,182 in 2003
   and 2002, respectively)                                                                                   2,340            8,269
                                                                                                   ---------------- ----------------
Net income                                                                                                  10,694           21,626
Income allocated to preferred shareholders                                                                   2,742            2,742
                                                                                                   ---------------- ----------------
Net income applicable to common shares                                                             $         7,952  $        18,884
                                                                                                   ================ ================
Earnings per common share from continuing operations- basic.                                       $          0.35  $          0.65
                                                                                                   ================ ================
Earnings per common share-basic                                                                    $          0.49  $          1.15
                                                                                                   ================ ================
Weighted average common shares outstanding-basic                                                            16,070           16,370
                                                                                                   ================ ================
Diluted earnings per common share from continuing operations                                       $          0.35  $          0.64
                                                                                                   ================ ================
Diluted earnings per common share                                                                  $          0.49  $          1.14
                                                                                                   ================ ================
Weighted average common shares outstanding-diluted                                                          16,196           16,532
                                                                                                   ================ ================
Dividends declared per common share                                                                $         1.215  $         1.205
                                                                                                   ================ ================
Comprehensive income:
Net income                                                                                         $        10,694  $        21,626
Change in fair value of interest rate swap agreements                                                          447          (1,646)
                                                                                                   ---------------- ----------------
Total comprehensive income                                                                         $        11,141  $        19,980
                                                                                                   ================ ================

   The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2003
(unaudited)
(Dollars in Thousands)

Preferred Shares
Balance at beginning of period                                            $        37,500
                                                                          ----------------
Balance at end of period                                                           37,500
                                                                          ----------------
Common Shares
Balance at beginning of period                                                        165
Exercise of share options                                                               1
Shares repurchased in connection with employee share loan termination                 (5)
                                                                          ----------------
Balance at end of period                                                              161
                                                                          ----------------
Paid-in capital
Balance at beginning of period                                                    208,319
Exercise of share options                                                              10
Shares repurchased in connection with employee share loan termination             (6,958)
                                                                          ----------------
Balance at end of period                                                          201,371
                                                                          ----------------
Retained earnings (deficit)
Balance at beginning of period                                                    (19,765)
Net income                                                                         10,694
Distributions/dividends                                                          (22,470)
                                                                          ----------------
Balance at end of period                                                         (31,541)
                                                                          ----------------
Employee share purchase loans
Balance at beginning of period                                                    (16,154)
Repayment of loans                                                                  4,197
Loans retired in connection with employee share loan termination                    7,302
                                                                          ----------------
Balance at end of period                                                          (4,655)
                                                                          ----------------
Deferred compensation
Balance at beginning of period                                                     (2,035)
Amortization of deferred compensation                                                 218
                                                                          ----------------
Balance at end of period                                                          (1,817)
                                                                          ----------------
Accumulated other comprehensive income (loss)
Balance at beginning of period                                                     (1,208)
Change in fair value of interest rate swap agreements                                 447
                                                                          ----------------
Balance at end of period                                                            (761)
                                                                          ----------------
Total shareholders' equity                                                $       200,258
                                                                          ================

   The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Consolidated Statements of Cash Flows
(unaudited)
(Dollars in Thousands)

                                                                                 Nine months ended September 30,
                                                                                 ---------------------------------
                                                                                      2003             2002
                                                                                 ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $        10,694  $        21,626
Adjustments to reconcile net income to cash flows from operating activities
   Depreciation and amortization                                                          16,417           15,056
   Gain on sale of properties                                                            (2,191)          (7,182)
   Non-cash portion of employee share loan termination                                       414                -
   Other non-cash items                                                                      245              267
Net changes in assets and liabilities:
   Rents receivable                                                                        (903)              183
   Real estate tax escrows and other assets                                                (708)          (1,364)
   Accounts payable, accrued expenses and other liabilities                                  765            2,319
   Accrued real estate taxes                                                             (3,556)            1,473
   Payment of deferred leasing costs                                                     (1,861)          (2,393)
                                                                                 ---------------- ----------------
Net cash provided by operating activities                                                 19,316           29,985
                                                                                 ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                         -         (18,647)
Additions to buildings and improvements                                                 (13,130)         (10,842)
Proceeds from property sales, net                                                          9,396           31,679
Other investing activities, net                                                             (29)            (635)
                                                                                 ---------------- ----------------
Net cash provided by (used in) investing activities                                      (3,763)            1,555
                                                                                 ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                                       11              113
Proceeds from repayment of employee share loans                                            4,197            1,982
Proceeds from bank and mortgage loans payable                                             57,154           19,200
Distributions / dividends paid                                                          (19,995)         (20,442)
Distributions to minority interests                                                         (54)             (59)
Payment of bank and mortgage loans and bonds                                            (59,730)         (10,085)
Other                                                                                       (97)          (1,821)
                                                                                 ---------------- ----------------
Net cash provided by (used in) financing activities                                     (18,514)         (11,112)
                                                                                 ---------------- ----------------
Net increase (decrease) in cash and cash equivalents                                     (2,961)           20,428
Cash and cash equivalents, beginning of period                                             5,061            2,896
                                                                                 ---------------- ----------------
Cash and cash equivalents, end of period                                         $         2,100          $23,324
                                                                                 ================ ================

Supplemental disclosure of cash flow:
Interest paid                                                                    $        13,157  $        11,352
                                                                                  ================ ===============

Non-cash financing transaction:                                                  $         7,302                -
Employee share loan termination                                                  ================ ================

   The accompanying notes are an integral part of these financial statements.

Great Lakes REIT
Notes to Consolidated Financial Statements
(Unaudited)
Dollars in thousands, except per share data

1.     Basis of Presentation

Great Lakes REIT, a Maryland real estate investment trust (the “Company”), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office properties, primarily located in the Midwest region of the United States. At September 30, 2003, the Company owned and operated 45 properties, primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office space to over 650 tenants that are engaged in a variety of businesses.

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

Approximately $64,744 of the Company’s long-term debt bears interest at a variable rate based on LIBOR ($43,839 at LIBOR plus 1.35%, $15,155 at LIBOR plus 1.45% and $5,750 at LIBOR plus 1.6%). In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.27% until December 2003. The second swap agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.88% per annum until December 2004. The Company is exposed to credit loss in the event of non-performance by counterparties under the agreement, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

At September 30, 2003, the fair value of the swap agreements was a liability of $761 and is reflected as accumulated other comprehensive income (loss) in the consolidated balance sheet as of September 30, 2003. The change in fair value of the interest rate swap agreements has been reflected entirely in other comprehensive income in 2003 and 2002, as they are fully effective cash flow hedges.

3.      Segment Information

The Company had three reportable segments at September 30, 2003, distinguished by property type. The property types are office, office/service center and medical office. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office/service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and most tenants in those properties are health-care providers.

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

The following is a summary report of segment information for the three and nine months ended September 30, 2003 and 2002:

                                                  Three months ended September 30, Nine months ended September 30,
                                                  ---------------------------------------------------------------
                                                               2003              2002          2003         2002
                                                  ---------------------------------------------------------------
Revenues:
Office                                                      $21,812           $23,166       $67,340      $69,862
Medical office                                                2,644                 -         7,866            -
Office service center                                           845               971         2,556        3,084
Deferred rental income                                          488               108         1,144          276
Interest                                                         89               330           493        1,000
                                                  ---------------------------------------------------------------
Total                                                       $25,878           $24,575       $79,399      $74,222
                                                  ===============================================================

Net operating income:
Office                                                      $11,408           $12,934       $35,967      $39,745
Medical office                                                1,326                 -         3,960            -
Office service center                                           615               635         1,225        1,735
                                                  ---------------------------------------------------------------
Total                                                       $13,349           $13,569       $41,152      $41,480
                                                  ===============================================================

Depreciation and amortization:
Office                                                       $4,819            $4,515       $13,723      $12,823
Medical office                                                  388                 -         1,146            -
Office service center                                           244               246           759          822
Other                                                           186               160           531          479
                                                  ---------------------------------------------------------------
Total                                                        $5,637            $4,921       $16,159      $14,124
                                                  ===============================================================

Interest expense:
Office                                                       $3,642            $3,584       $11,099      $10,667
Medical office                                                  539                 -         1,586            -
Office service center                                           201               223           627          667
                                                  ---------------------------------------------------------------
Total                                                        $4,382            $3,807       $13,312      $11,334
                                                  ===============================================================

Income before allocation to minority interests:
Net operating income                                        $13,349           $13,569       $41,152      $41,480
Interest expense                                            (4,382)           (3,807)      (13,312)     (11,334)
Depreciation                                                (5,637)           (4,921)      (16,159)     (14,124)
Deferred rental revenues                                        488               108         1,144          276
Interest income                                                  89               330           493        1,000
General and administrative expenses                         (1,699)           (1,317)       (4,426)      (3,888)
Employee share loan termination                                   -                 -         (511)            -
                                                  ---------------------------------------------------------------
Income before allocation to minority interests:              $2,208            $3,962        $8,381      $13,410
                                                  ===============================================================

Additions to properties:
Office                                                       $3,720           $14,548       $11,248      $28,727
Medical office                                                  438                 -           806            -
Office service center                                           759               293         1,076          602
                                                  ---------------------------------------------------------------
Total                                                        $4,917           $14,841       $13,130      $29,489
                                                  ===============================================================

Following is a summary of segment assets at September 30, 2003 and December 31, 2002:

                                   ----------------------------------------
                                                2003                2002
Assets
Office                                        $444,676            $452,333
Medical office                                  59,632              61,814
Office service center                           19,916              19,483
Other                                           15,275              15,351
                                   ----------------------------------------
Total                                         $539,499            $548,981
                                   ========================================

4.     Long-Term Debt

On January 16, 2003, the Company entered into a 10-year mortgage loan in an amount of $40,000 secured by the medical office properties. This loan accrues interest at 5.43% per annum payable monthly along with monthly principal payments based on a 30-year amortization schedule.

On March 24, 2003, the Company entered into a $29,200 secured credit facility. The facility bears interest at LIBOR plus 1.45% payable monthly, has a term of three years and is secured by the Company’s properties located in Dublin and Columbus, Ohio. Borrowings at September 30, 2003 totaled $15,155.

5.     Goodwill

Goodwill is subject to periodic impairment tests. The Company has performed the required impairment tests of goodwill as of September 30, 2003, and has determined that goodwill is not impaired as of that date.

6.     Impairment of Assets

The Company recognizes impairment losses for its properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying amount. No impairment losses were recognized in 2003 and 2002.

7.     Earnings per Share

The unvested restricted common share grants (166,664 shares at September 30, 2003) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

The Company has 40,199 operating partnership units held by non-affiliates of the Company outstanding at September 30, 2003, which are convertible to common shares on a one-for-one basis at the option of the holder.

8.      Discontinued Operations

On July 8, 2003, the Company sold its properties located at 165 and 175 Hansen Court, Wood Dale, Illinois, for a contract price of $3,922 with a gain on sale of properties of $1,657 recognized in the third quarter of 2003.

On September 12, 2003, the Company sold its property located at 191 Waukegan Road, Northfield, Illinois for a contract price of $6,100 with a gain on sale of $534 recognized in the third quarter of 2003.

The components of discontinued operations for the three and nine months ended September 30, 2003 and 2002 are outlined below and include the results of operations through the date of each respective sale for the three and nine months ended September 30, 2003 (or all operations of properties held for sale) and all operations for the three and nine months ended September 30, 2002 for the following:

  the properties sold in 2002
  the properties sold in 2003.

                                                            Three months ended
                                                              September 30,
                                                       -----------------------------
                                                           2003           2002
                                                       -------------- --------------
Revenues                                               $         220  $         857
                                                       -----------------------------
Expenses:
Real estate taxes and property operating expenses                227            431
Depreciation and amortization                                     56            143
                                                       -------------- --------------
Total expenses                                                   283            574
                                                       -------------- --------------
Income (loss) from discontinued operations                      (63)            283
Gain on sale of properties                                     2,191          6,145
                                                       --------------   ------------
Discontinued operations, net                           $       2,128  $       6,428
                                                       ============== ==============
                                                       Nine months ended September
                                                                   30,
                                                       -----------------------------
                                                          2003            2002
                                                       -----------------------------
Revenues                                               $       934    $       3,995
                                                       -----------------------------
Expenses:
Real estate taxes and property operating expenses              627            1,976
Depreciation and amortization                                  258              932
                                                       ------------   --------------
Total expenses                                                 785            2,908
                                                       ------------   --------------
Income from discontinued operations                            149            1,087
Gain on sale of properties                                   2,191            7,182
                                                       ------------   --------------
Discontinued operations, net                           $     2,340    $       8,269
                                                       ============   ==============

At December 31, 2002, the Company reported $8,928 of properties held for sale. This amount has been reclassified as land, buildings and improvements and accumulated depreciation as of September 30, 2003 as the Company did not consummate its planned disposition of these assets. As of September 30, 2003, the Company does not plan to dispose of these assets.

9.     Pro Forma Operating Results for Expensing Fair Value of Share Options Granted

For purposes of pro forma disclosures, the estimated fair value of the outstanding options to purchase common shares of the Company was amortized to expense over the options’ vesting period. The Company’s unaudited pro forma information follows:

                                                                          Three months ended
                                                                            September 30,
                                                                     -----------------------------
                                                                         2003           2002
                                                                     -------------- --------------
Net income as reported                                               $       3,411  $       9,451
Less employee share option compensation at fair value                           24             45
                                                                     -------------- --------------
Pro forma net income                                                 $       3,387  $       9,406
                                                                     ============== ==============
Pro forma basic earnings per common share                            $        0.21  $        0.57
                                                                     ============== ==============
Pro forma diluted earnings per common share                          $        0.21  $        0.57
                                                                     ============== ==============
                                                                     Nine months ended September
                                                                                 30,
                                                                     -----------------------------
                                                                         2003           2002
                                                                     -------------- --------------
Net income as reported                                               $       7,952  $      18,884
Less employee share option compensation at fair value                           89            135
                                                                     -------------- --------------
Pro forma net income                                                 $       7,863  $      18,749
                                                                     ============== ==============
Pro forma basic earnings per common share                            $        0.49  $        1.15
                                                                     ============== ==============
Pro forma diluted earnings per common share                          $        0.49  $        1.13
                                                                     ============== ==============

10.     Alternatives to Increase Shareholder Value

The Company’s Board of Trustees has engaged a real estate advisor and an investment banker to assist it in analyzing alternatives to improve shareholder value. These alternatives may include a sale of some or all of the Company’s properties, or a business combination or other similar transaction. Such activities are ongoing, and there can be no assurance that any such transaction will occur. Included in general and administrative expenses for the three and nine months ended September 30, 2003 were $326 of expenses related to these activities.

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

The plan provided for loan retirement in consideration for the shares securing the loans. Fifteen employees elected to participate in the repurchase program and the Company has repurchased an aggregate of 474,608 shares from those officers and employees that were securing an aggregate of $7,302 in outstanding loans. The price used in connection with the repurchase program was $14.67 per common share, which was the average of the closing prices of the common shares on the New York Stock Exchange for the five-day period ending April 10, 2003. As part of the Board-approved repurchase program, the Company has forgiven loan balances totaling $498. Such loan forgiveness and related costs ($511), or $0.03 per common share, has been reflected as employee share loan termination expense in the nine months ended September 30, 2003.

As of September 30, 2003, $944 of employee loans will mature during the remainder of 2003. Thereafter, during 2004, 2005 and 2006, $1,224, $2,382 and $105 of employee loans mature, respectively. The Company’s Board of Trustees does not anticipate offering a similar repurchase program in the future. The officers and employees that continue to have loans under the employee loan program will be obligated to repay those loans at maturity in order to comply with the policies of the Company and the Sarbanes-Oxley Act.

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

ITEM 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition
(Dollars in thousands)

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended and as of September 30, 2003. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 2002 10-K.

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

In 2002 and the first nine months of 2003, occupancy rates in the current markets in which the Company operates declined due to increases in supply and decreases in demand for office space. The market trend of occupancy declines has impacted the Company’s portfolio performance. As a result, the overall portfolio occupancy of the Company’s properties declined to 78% at September 30, 2003 as compared to 83% at the end of 2002. The Company anticipates that the difficult leasing environment that currently exists in its markets will persist throughout 2004 as improvement in demand for office space usually lags the beginning of an economic recovery. At September 30, 2003, Great Lakes REIT had 173,000square feet of leases, or 3% of the portfolio, expiring in remainder of 2003. The Company currently expects to retain or renew 100,000 to 110,000 square feet of the remaining 173,000 square feet of leases rolling over during the remainder of 2003. The Company anticipates it will average 30,000 square feet per month of new leasing activity in the remainder of 2003, basically the same level as was experienced in the difficult environment of 2002. Based on the tenant retention and new leasing activity expectations noted above, the Company expects that average portfolio occupancy during 2003 will be in the range of 79% to 80%. Occupancy at January 1, 2004 is expected to be in the range of 77% to 79% assuming no significant tenant defaults occur during the year. Based on these occupancy expectations, the Company expects that revenues and results of operations will decline in 2003 as compared to 2002.

As of October 1, 2003, several tenants were in default under their leases for failure to make rent payments. Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults.

Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.53% of the Company’s aggregate portfolio annualized base rent as of December 31, 2002, was placed in rehabilitation by the Pennsylvania Department of Insurance on April 1, 2002. After completing its review, the Pennsylvania Department of Insurance has recommended to the Commonwealth Court that Legion Insurance Company be liquidated. The Commonwealth Court approved the recommendation of the Pennsylvania Department of Insurance on July 28, 2003. Based on currently available information, the Company believes it is more likely than not that Legion will fulfill all terms of its lease in 2003 and 2004. Legion Insurance Company is current on its rental payments to date. The Legion lease specifies a termination date of February 28, 2006.

Three months ended September 30, 2003 compared to 2002

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

                                                                    Rental      Reimbursement     Real Estate      Other Property
                                                                    Income          Income           Taxes       Operating Expenses
                                                                 -------------  ---------------  --------------  -------------------
Increase due to inclusion of full year of properties acquired
   in 2002                                                       $      2,761   $          617   $         460   $            1,258
Increase (decrease) in 2003 compared to 2002                          (1,686)            (207)             (8)                (325)
                                                                 -------------  ---------------  --------------  -------------------
Total                                                            $      1,075   $          410   $         452   $              933
                                                                 =============  ===============  ==============  ===================

Interest income decreased by $241, or 73%, during the quarter ended September 30, 2003, as compared to 2002 primarily because certain interest-bearing employee share loans were repaid or terminated during the 12 months ended September 30, 2003.

Interest expense increased by $575, or 15%, during the quarter ended September 30, 2003 as compared to 2002 due to higher amounts of long-term debt outstanding during 2003.

General and administrative expenses increased by $382, or 29%, during the three months ended September 30, 2003 compared to 2002 due to one-time costs associated with the initiatives to explore alternatives to increase shareholder value ($326) and increases in insurance costs ($56).

Depreciation and amortization expenses increased by $716, or 15%, during the quarter ended September 30, 2003 compared to 2002 because the Company had a gross book value of depreciable assets of $528,309 at September 30, 2003 compared to $458,007 at September 30, 2002.

Nine months ended September 30, 2003 compared to 2002

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

                                                                    Rental      Reimbursement     Real Estate      Other Property
                                                                    Income          Income           Taxes       Operating Expenses
                                                                 -------------  ---------------  --------------  -------------------
Increase due to inclusion of full year of properties acquired
   in 2002                                                       $      9,186   $        1,850   $       1,687   $            3,892
Increase (decrease) in 2003 compared to 2002                          (4,723)          (1,013)           (375)                 (60)
                                                                 -------------  ---------------  --------------  -------------------
Total                                                            $      4,463   $          837   $       1,312   $            3,832
                                                                 =============  ===============  ==============  ===================

Interest income decreased by $507, or 51%, during the nine months ended September 30, 2003, compared to 2002 primarily because certain interest-bearing employee share loans were repaid or terminated during the 12 months ended September 30, 2003.

General and administrative expenses increased by $538, or 17%, during the nine months ended September 30, 2003 compared to 2002 due to one-time costs associated with the process to explore strategic alternatives to increase shareholder value ($326), increases in insurance costs ($143) and increased compensation costs ($69).

Interest expense increased by $1,978, or 17%, during the nine months ended September 30, 2003 compared to 2002 due to higher amounts of long-term debt outstanding during 2003.

Depreciation and amortization expenses increased by $2,035, or 14%, during the nine months ended September 30, 2003 compared to 2002 because the Company had a gross book value of depreciable assets of $528,309 at September 30, 2003 compared to $458,007 at September 30, 2002.

Segment Operations

The Company has three reportable segments, distinguished by property type. The property types are office, office service center and medical office properties. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The office buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office service center buildings generally are one-story buildings with no common areas. Tenant spaces in the office service center buildings generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and most tenants in those properties are health-care providers.

Interest expense incurred by the Company is a combination of individual property specific long-term debt and long-term debt that is secured by pools of properties across the Company’s reportable segments. Interest expense incurred on property-specific debt is allocated to that property’s segment. Interest expense incurred on long-term debt that is secured by properties across the Company’s reportable segments is allocated to the reportable segments based on the square footage of properties in that segment that are associated with the long-term debt.

The net income for the office segment was as follows:

                           Three months ended September 30,  Nine months ended September 30,
                           ---------------------------------------------------------------
                                 2003            2002           2003            2002
                           ---------------------------------------------------------------
Net operating income           $11,407          $12,934     $      35,967  $       39,745
Interest expense                3,642            3,584             11,099          10,667
Depreciation                    4,819            4,515             13,723          12,823
                           ----------------------------------------------------------------
Segment net income              $2,946          $4,835      $      11,145  $       16,255
                           ================================================================

The decrease in segment net income for the three and nine months ended September 30, 2003 compared to 2002 resulted from declining occupancy in this property segment and was partially offset by increases due to inclusion of a full year of operations in 2003 of properties acquired in 2002.

The net income for the office service center segment was as follows:
                                Three months ended September 30,  Nine months ended September 30,
                                 -----------------------------------------------------------
                                      2003          2002          2003            2002
                                 -----------------------------------------------------------
Net operating income                  $615          $635     $        1,225  $        1,735
Interest expense                      201           223                 627             667
Depreciation.                         244           246                 759             822
                                 ------------------------------------------------------------
Segment net income (loss)             $167          $166     $          161  $          246
                                 ============================================================

The decrease in segment net income for the three and nine months ended September 30, 2003 as compared to 2002 resulted from declining occupancy.

The net income for the medical office segment was as follows:

                          Three months ended September 30,  Nine months ended September 30,
                           -----------------------------------------------------------
                                2003          2002             2003            2002
                           -----------------------------------------------------------
Net operating income           $1,326          -       $        3,960              --
Interest expense                539            -                1,586              --
Depreciation                    388            -                1,146              --
                           -----------------------------------------------------------
Segment net income              $399           -       $        1,228              --
                           ============================================================

The increase in segment net income for the the three and nine months ended September 30, 2003 resulted from the acquisition of the medical office properties on October 1, 2002.

Non-GAAP Financial Measures

Although not a GAAP measure, the Company believes that the inclusion of information regarding funds from operations (FFO) provides important information to shareholders and potential investors. The GAAP measure, net income applicable to common shares, includes depreciation and amortization expenses, gains or losses on property sales and minority interests. In presenting FFO, the Company eliminates substantially all of these items in order to provide an indication of the results from the Company’s property operations. FFO is a widely recognized measure in the Company’s business and is presented by nearly all publicly traded REITs. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make dividends.

                                                                       Three months ended
                                                                         September 30,
                                                                  -----------------------------
                                                                      2003           2002
                                                                  -------------- --------------
Net income applicable to common shares                            $       3,411  $       9,451
Adjustments to calculate funds from operations:
Minority interests                                                           11             25
Gain on sale of properties                                              (2,191)        (6,145)
Adjusted depreciation and amortization (a)                                5,506          4,904
                                                                  -------------- --------------
Funds from operations                                             $       6,737  $       8,235
                                                                  ============== ==============
Weighted average common shares outstanding- diluted                      16,046         16,552
                                                                  ============== ==============
(a) Adjusted depreciation and amortization is calculated as follows:

                                                                           Three months ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           2003          2002
                                                                       ------------- --------------
Depreciation and amortization for the three months ended September     $      5,692  $       5,064
   30, 2003
Less depreciation and amortization unrelated to properties                      186            160
                                                                       ------------- --------------
Adjusted depreciation and amortization                                 $      5,506  $       4,904
                                                                       ============= ==============

                                                                            Nine months ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           2003          2002
                                                                       ------------- --------------
Net income applicable to common shares                                 $      7,952  $      18,884
Adjustments to calculate funds from operations:
Minority interests                                                               27             53
Gain on sale of properties                                                  (2,191)        (7,182)
Adjusted depreciation and amortization (a)                                   15,886         14,577
                                                                       ------------- --------------
Funds from operations                                                  $     21,674  $      26,332
                                                                       ============= ==============
Weighted average common shares outstanding- diluted                          16,196         16,532
                                                                       ============= ==============

(a) Adjusted depreciation and amortization is calculated as follows:

                                                                            Nine months ended
                                                                              September 30,
                                                                       ----------------------------
                                                                            2003          2002
                                                                       ------------- --------------
Depreciation and amortization in consolidated statements of cash       $     16,417  $      15,056
   flows
Less depreciation and amortization unrelated to properties                      531            479
                                                                       ------------- --------------
Adjusted depreciation and amortization                                 $     15,886  $      14,577
                                                                       ============= ==============

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

The Company believes that net income and cash provided by operating activities are the financial measures calculated and presented in accordance with GAAP that are most directly comparable to EBITDA. The following is a reconciliation of EBITDA to each of net income and cash provided by operating activities for each of the periods for which EBITDA is presented in this Form 10-Q:

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                  2003              2002
                                                                             ----------------------------------
Calculation of EBITDA:
Income before allocation to minority interests                               $         8,381   $        13,410
Depreciation and amortization from consolidated statements of cash flows              16,417            15,056
Non-cash portion of employee share loan termination                                      414                 -
Interest expense                                                                      13,312            11,334
Discontinued operations, net                                                             149             1,087
                                                                             ----------------------------------
EBITDA                                                                       $        38,673   $        40,887
                                                                             ==================================
Reconciliation of EBITDA to Cash Provided by Operating Activities:
EBITDA                                                                       $        38,673   $        40,887
Interest expense                                                                    (13,312)          (11,334)
Other adjustments from Consolidated Statements of Cash Flows:
Other non-cash items                                                                     245               267
Minority interests                                                                      (27)              (53)
Net changes in assets and liabilities:
Rents receivable                                                                       (903)               183
Real estate tax escrows and other assets                                               (708)           (1,364)
Accounts payable, accrued expenses and other liabilities                                 765             2,319
Accrued real estate taxes                                                            (3,556)             1,473
Payment of deferred leasing costs                                                    (1,861)           (2,393)
                                                                             ----------------------------------
ash provided by operating activities                                        $        19,316   $        29,985
                                                                             ==================================

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements (other than ongoing capital improvements (including tenant improvements and leasing commissions)) principally through working capital borrowings and net cash provided by operating activities. The Company expects to meet its short-term liquidity requirements for significant capital improvements through targeted property dispositions and additional borrowings. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends to the extent necessary to comply with certain federal income tax requirements applicable to real estate investment trusts (“REITs”).

The Board of Trustees determines the Company’s dividend policy. The payment of dividends, other than those declared to date, is subject to future action of the Board of Trustees and will depend upon a variety of factors, including, but not limited to, the Company’s cash position, operating results, ongoing capital improvements (including tenant improvements and leasing commissions) and general financial condition.

The Company expects to meet its short-term liquidity requirements for property acquisitions and ongoing capital improvements through targeted property dispositions and additional borrowings. On March 24, 2003, the Company entered into a $29,200 secured credit facility. The facility bears interest at LIBOR plus 1.45% payable monthly, has a term of three years and is secured by the Company’s four properties located in Dublin and Columbus, Ohio. Borrowings at September 30, 2003 totaled $15,155. Future borrowings can be used for property acquisitions, tenant improvements, significant capital improvements, leasing costs and working capital. At September 30, 2003, the Company has approximately $43,000 of additional borrowing capacity through two secured credit facilities (including the $29,200 secured credit facility described above).

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

On July 8, 2003, the Company sold its properties located at 165 and 175 Hansen Court, Wood Dale, Illinois, for a contract price of $3,922. The gain on sale of properties of $1,657 was recognized in the third quarter of 2003. The net proceeds from sale of approximately $3,612 were used for retirement of long-term debt ($2,289) with the balance for working capital.

On September 12, 2003, the Company sold its property located at 191 Waukegan Road, Northfield, Illinois for a contract price of $6,100 with a gain on sale of $534 recognized in the third quarter of 2003. The gain on sale of properties for this transaction of $534 was recognized in the third quarter of 2003. The net proceeds from sale of approximately $5,784 were used for retirement of long-term debt ($2,814) with the balance for working capital.

The Company has identified certain assets that it expects may be sold during the remainder of 2003, and may consider selling additional properties if market conditions warrant. The Company has not entered into any definitive agreements with respect to any such additional disposition opportunities and there can be no assurances that the Company will consummate any dispositions in the remainder of 2003.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and ongoing capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities, subject to satisfactory conditions in the capital markets generally and real estate capital and finance markets, specifically, and targeted property dispositions. There can be no assurance that the Company will be able to access the credit or capital markets or consummate any such property dispositions on an acceptable basis when needed to fund such long-term liquidity requirements.

Forward-Looking Statements

This report contains forward-looking statements that involve numerous risks and uncertainties. Statements in this document regarding the Company’s expectations for tenant retention, new tenant leasing activity, vacancy trends, occupancy rates, acquisition and disposition volume and timing, the expectation regarding the performance of the economy and the office markets, the anticipated level and effect of tenant defaults, leasing activity and anticipated market and other economic conditions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on what the Company believes to be reasonable assumptions and management’s current expectations; however, actual results may vary from those implied by such forward-looking statements. Key factors that may cause actual results to differ from projected results include: conditions in the financial markets generally and the market for real estate finance specifically; local and/or national economic conditions; the pace of office space development and sub-lease availability; tenant office space demand; the financial position of the Company’s tenants, including changes in such financial position that may lead to increases in tenant defaults and the performance of Legion Insurance Company; actual tenant default rates compared to anticipated default rates; performance of the medical office market generally and the local markets for the Company’s medical office properties specifically; performance of the hospitals adjacent to the Company’s medical office properties; changes in interest rates; and other risks inherent in the real estate business. The Company assumes no obligation to update or supplement forward-looking statements.

ITEM 3.   MARKET RISK (Dollars in thousands)

The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

The Company’s interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates. A change in variable interest rates of 1% per annum would increase or decrease the Company’s interest expense by $147 per annum based on the amount of variable rate debt outstanding at September 30, 2003 ($14,744).

Approximately $64,744 of the Company’s long-term debt bears interest at a variable rate based on LIBOR ($43,839 at LIBOR plus 1.35%, $15,155 at LIBOR plus 1.45% and $5,750 at LIBOR plus 1.6%). In 2001, the Company entered into two separate interest rate swap agreements with notional amounts of $25,000 each. One agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.27% until December 2003. Upon expiration of the swap agreement in December 2003, $25,000 of the Company’s outstanding debt will again be variable rate debt that bears interest at LIBOR plus 1.45%. The second swap agreement effectively fixes the interest rate on $25,000 of variable rate debt at a maximum of 4.88% per annum until December 2004.

At September 30, 2003, the Company had $287,949 of fixed rate debt outstanding at an average rate of 5.78% (after giving effect to the two swap agreements). The Company has long-term debt outstanding at fixed rates in the range of 4.3% to 7.44%. The general level of interest rates in the United States as of October 1, 2003 is such that refinancing this debt at current rates would be unlikely due to prepayment restrictions and penalties on its fixed rate debt. Accordingly, if the general level of interest rates in the United States were to fall further, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates.

In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 94% of its long-term debt outstanding at September 30, 2003 at fixed rates (including the debt affected by the swap agreements). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

                                                 2003(1)         2004           2005          2006           2007       Thereafter
                                               ------------- -------------  ------------- -------------  ------------- -------------
Liabilities:
Fixed Rate
   Mortgage loans payable                      $      1,444  $      6,116   $      6,508  $     26,649   $     16,444  $    186,949
   Average interest rate of principal
     maturities                                        6.06%         6.08%          6.09%         6.51%          6.69%         5.85%
   Fixed Rate
   Variable rate debt fixed by interest
     rate swap expiring in December 2003 (2)   $        154  $        627   $        644  $        661   $        680  $     19,153
   Variable rate debt fixed by interest
     rate swap expiring in December 2004 (3)   $        154  $        627   $        644  $        661   $        680  $     19,153
Variable Rate
   Mortgage loans payable                      $             $          1   $          1  $          1   $          1  $      5,745
   Average interest rate (4)
   Bank loan payable                                     --            --             --  $     15,155             --            --
   Average interest rate (5)
   Bonds payable                               $         --  $        415   $        460  $        505   $        560  $      1,305
   Average interest rate (6)

(1)	Period from October 1, 2003 to December 31, 2003.
(2)	The maximum interest rate is 4.27% per annum until December 2003. The average rate for the nine months ended September 30, of 2003 was 4.27%.
(3)	The maximum interest rate is 4.88% per annum until December 2004. The average interest rate for the nine months ended September 30, of 2003 was 4.88%.
(4)	At September 30, 2003, the interest rate was LIBOR plus 1.6% per annum. The average interest rate for the nine months ended September 30, of 2003 was 3.10% per annum.
(5)	The interest rate at September 30, 2003, was LIBOR plus 1.45%. The average interest rate for the nine months ended September 30, of 2003 was 2.52%.
(6)	The average interest rate for the nine months ended September 30, of 2003 was 3.20%..

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
31 Certifications Pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32 Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports of Form 8-K
Item 12 Form 8-K dated and filed August 7, 2003 reporting the results of operations and financial condition for the period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Lakes REIT
(Registrant)

Date: November 12, 2003	By: /s/James Hicks
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
Date: November 12, 2003	/s/Richard A. May
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
Date: November 12, 2003	/s/James Hicks
James Hicks
Chief Financial Officer

Exhibit 32

Great Lakes REIT
823 Commerce Drive, Suite 300
Oak Brook, Illinois 60523

November 12, 2003

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Certification Pursuant to  §  906 of the Sarbanes-Oxley Act of 2002

Ladies and Gentlemen:

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of the Form 10-Q of Great Lakes REIT (the “Company”) for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company certifies, that, to such officer’s knowledge:

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