Form 10-K
period 2003-12-31
GREAT LAKES REIT
filed 2004-03-10
CIK 1063393

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14307

GREAT LAKES REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4238056
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒    No ☐

        As of June 30, 2003, the aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant was $240,913,376. As of March 1, 2004, the aggregate market value of common shares of beneficial interest held by non-affiliates of the registrant was $228,717,136.

        The number of shares of the registrant's common shares of beneficial interest outstanding as of March 1, 2004 was 16,090,628.

GREAT LAKES REIT

Form 10-K Annual Report—2003

PART I

ITEM 1—BUSINESS

General

        Great Lakes REIT, a Maryland real estate investment trust that is the successor to a business that was organized and began operations in 1992 (the "Company"), is a fully integrated, self-administered and self-managed real estate company. As of December 31, 2003, the Company owned and operated 44 properties (the "Properties") in the Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati areas (the "Current Markets"). The Properties contain approximately 5.8 million rentable square feet leased to more than 600 tenants with a weighted average occupancy rate of approximately 78% as of January 1, 2004. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT"). The Company conducts substantially all of its operations through Great Lakes REIT, L.P. (the "Operating Partnership"), of which the Company is the sole general partner. All references to the "Company," "we," "our" or "us" in this annual report on Form 10-K include the Company and the Operating Partnership unless the context otherwise requires.

Segment Information

        The Company has three reportable segments, distinguished by property type. The property types are office, office service center and medical office properties. Office properties are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office service center properties generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and the tenants in those properties are primarily health-care providers.

        Revenues by segment expressed as a percentage of total revenues for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years ended December 31,
Segment:
	2003	2002	2001
Office	84%	92%	93%
Office service center	3%	4%	5%
Medical office	10%	2%	—
Interest and deferred rental revenues	3%	2%	2%

Total	100%	100%	100%

        For additional financial information about the Company's segments, see Note 10 to the Consolidated Financial Statements included in this report beginning on Page F-1.

Business Strategy

        Historically, the Company's primary business strategy has been to acquire, own and operate well-located, under-performing suburban and medical office properties generally located in certain of the Current Markets at attractive yields and to increase cash flow and property value by implementing a comprehensive operating strategy. The Company's operating strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. The Company seeks to establish itself as one of the suburban and medical office property owner/operators of choice in the Current Markets and to maximize tenant retention.

        Historically, the Company has sought to engage in strategic dispositions of select properties. The Company typically seeks to dispose of properties when one or more of the following conditions is present: (i) market prices are at or near replacement cost; (ii) property occupancy is high and there is limited potential to increase cash flow and property value within a reasonable period; (iii) the Company believes that its capital can be re-deployed to investment properties with higher long-term returns; and (iv) ownership of the property is no longer consistent with the Company's business strategy. The Company sold four properties in 2003 aggregating 148,000 square feet resulting in net sales proceeds of $14.6 million. The Company sold four properties in 2002 aggregating 295,000 square feet resulting in net sales proceeds of $33.1 million. In January 2004, the Company signed definitive agreements to sell its portfolio of medical office buildings for a contract price of $69 million and its Minnesota properties for $42 million. The Company has identified certain other assets that it expects to market for sale during 2004 and may consider selling additional properties if market conditions warrant. The Company has not entered into any definitive agreements with respect to any such additional disposition opportunities and there can be no assurances that the Company will consummate any such dispositions.

        In January 2004, the Company entered into a merger agreement with Aslan Realty Partners II, L.P., an affiliate of Transwestern Investment Company, L.L.C ("Transwestern"). Pursuant to the merger agreement, Transwestern agreed to pay $14.98 per share in cash to the Company's common shareholders upon the closing of the merger. The terms of the merger agreement permit the Company to sell certain of its properties, including the portfolio of medical office buildings and its properties located at 2550 University Avenue W., St. Paul, Minnesota and 2221 University Avenue SE, Minneapolis, Minnesota. On March 5, 2004, the Company announced that it had completed the sale of its portfolio of medical office properties for a contract price of $69 million and the sale of its property located at 2550 University Avenue W., St. Paul, Minnesota for a contract price of $35 million.

        As a result, based on the net proceeds from the recently completed sales of the Company's portfolio of medical office buildings and its property located at 2550 University Avenue W., St. Paul, Minnesota, calculated as of March 5, 2004, the Company's common shareholders will be entitled to receive $15.44 per share in cash upon completion of the merger. The merger consideration will be increased automatically if the sale of certain other properties occurs prior to the completion of the merger and those sales provide net proceeds in excess of the applicable agreed value for those properties. The Company has entered into an agreement to sell its property located at 2221 University Avenue SE, Minneapolis, Minnesota to the University of Minnesota for a contract price that would increase the per share contribution payable in the merger by an estimated $0.11 per common share. In addition, the Company has entered into an agreement to sell its property located at 3550 Salt Creek Lane, Arlington Heights, Illinois for a contract price that would increase the per share consideration payable in the merger by an estimated $0.05 per common share. Assuming that the property located at 2221 University Avenue SE, Minneapolis, Minnesota is sold to the University of Minnesota for its contract price and the property located at 3550 Salt Creek Lane, Arlington Heights, Illinois is sold for its contract price, the Company estimates that its common shareholders would be entitled to receive $15.60 per share in cash upon completion of the merger.

        The Company has also entered into a separate agreement with Fortis Asset Management relating to its property located at 2221 University Avenue SE, Minneapolis, Minnesota. That agreement provides for Fortis' purchase of this property in the event the sale of the property to the University of Minnesota is not consummated. If this property is sold to Fortis for the price specified in the contract with Fortis, the per share consideration payable in the merger would be increased by an estimated $0.08 per common share rather than an estimated $0.11 per common share.

        The amount of any increase in the merger consideration will be equal to each common share's ratable portion of the increase, rounded to the nearest whole cent, as described in the merger agreement. The Company will publicly announce any increase in the merger consideration prior to the completion of the merger. However, there can be no assurance that the Company will consummate the sale of its property located at 2221 University Avenue SE, Minneapolis, Minnesota to either the

University of Minnesota or Fortis or that it will consummate the sale of its property located at 3550 Salt Creek Lane, Arlington Heights, Illinois. In addition, there are no understandings or contracts with respect to any of the other potential sale of properties and there can be no assurance that the Company will sell any of those properties.

        The proposed merger with Transwestern is contingent on shareholder approval and certain other closing conditions but is not contingent on the completion of any of the additional property sales. The proposed sales of individual properties are not contingent on one another or the merger, and each of the proposed property sale transactions is subject to customary closing conditions. The Company expects that the property sale transactions currently under contract will close in April 2004 and expects the merger to close in the April or May of 2004.

Financing Strategy

        The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) currently targeting a ratio of long-term debt to total market capitalization in the range of 40% to 60%; (ii) extending and sequencing the maturity dates of its debt; (iii) focusing on borrowing at fixed rates; (iv) pursuing debt financings and refinancing on a secured basis; and (v) maintaining relatively conservative debt service and fixed charge coverage ratios. In 2002, the Company refinanced its unsecured credit facility with a long-term secured loan. The Company's ratio of long-term debt to total market capitalization may increase as a result of using secured debt in place of unsecured debt. In addition, as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has approximately $41 million of borrowing capacity under two secured loans that it may use for short-term funding of the acquisition of additional properties and for working capital requirements. The Company's debt to total market capitalization ratio (total market capitalization is defined as the total market value of all outstanding common and preferred shares and units of limited partnership interest in the Operating Partnership plus outstanding indebtedness) at December 31, 2003 was 50.2%.

Competition

        All of the Properties are located in competitive markets. The properties with which the Company competes for tenants are generally owned by institutional investors, other REITs or local real estate operators; however, no single competitor or small group of competitors is dominant in any of the Current Markets. In addition, the Company may be competing with other owners and operators that have greater financial resources and more experience than the Company. An increase in the supply and a decrease in the demand for rental properties with characteristics similar to those of the Properties may adversely affect rental rates or the Company's ability to lease space at the Properties or any newly acquired properties. During 2003, vacancy rates in the Current Markets generally trended upward due to both increases in the supply and decreases in demand for office space within the Current Markets. The Company currently expects that such vacancy rate increases will affect the ability of all property owners within the Current Markets, including the Company, to increase rental revenues until such time as vacancy rates begin to trend downward.

Insurance

        The Company carries comprehensive liability, casualty, pollution, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. There is, in 2004, no exclusion in the Company's casualty insurance policy for damage caused by acts of terrorism. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in any of the Properties, as well as the anticipated future revenues from such Property and, in the case of recourse debt, the Company would remain obligated for any mortgage debt or other financial obligations related to such Property. Any such loss would adversely affect the business, financial condition and results of operations of the Company. Moreover, as the general partner of the Operating Partnership, the Company will generally be liable for any of the Operating Partnership's unsatisfied obligations other than non-recourse obligations. The Company believes that the Properties are adequately insured; however, no assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

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

        During the last eight years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the 2221 University Avenue SE, Minneapolis, Minnesota and 777 East Eisenhower Parkway, Ann Arbor, Michigan properties (the Phase I Assessments and the Phase II Assessments are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessments and certain limited sampling in connection with underground tank and/or piping removals at the 601 Campus Drive, Arlington Heights, Illinois and 11270 W. Park Place, Milwaukee, Wisconsin properties, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or third parties unrelated to the Company.

Other Matters

        The Company's operations are not materially dependent on a single or few customers; no single customer accounts for more than 5% of the Company's total revenue. The Company's operations are not subject to significant seasonal fluctuations. As of December 31, 2003, the Company employed 106 persons, none of whom is represented by a collective bargaining unit.

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

        The Company also makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act") available, free of charge, on its Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's Web site address is http://www.greatlakesreit.com.

ITEM 2—PROPERTIES

General

        As of December 31, 2003, the Company owned 44 properties containing approximately 5.8 million square feet. The Properties consist primarily of Class A and Class B suburban office and medical office rentable properties, which range in size from approximately 33,000 to 375,000 rentable square feet. The Properties consist of 30 suburban office properties, eight medical office properties, two central business district office buildings, and four office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 44 Properties are located primarily in the suburban areas of Chicago (23), Milwaukee (8), Minneapolis (2), Detroit (5), Columbus (4), Denver (1) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and providers of food and beverage service. As discussed in Item 1, "Business," the Company sold its portfolio of medical office buildings and its property located at 2550 University Avenue W, St. Paul, Minnesota in March 2004 and expects that the property sale transaction related to its property located at 2221 University Avenue SE, Minneapolis, Minnesota will close in April 2004.

        As of December 31, 2003, the Properties were leased to more than 600 tenants. No single tenant accounted for more than 3.3% of the aggregate annualized base rent of the Company's portfolio and only 18 tenants individually represented more than 1% of such aggregate annualized base rent.

        The following sets forth information regarding the Company's leases with its largest tenants based upon annualized base rent as of January 1, 2004:

Tenant	Number of Leases	Remaining Lease Term in Months(1)	Annualized Gross Rents (000s omitted)	Percentage of Aggregate Portfolio Annualized Gross Rent	Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet
ABN Amro Mortgage Group, Inc.	1	6	$3,079	3.27%	130,890	2.87%
The Medstat Group	1	59	2,250	2.39%	116,007	2.55%
Metropolitan Life Insurance Co.	2	55	1,843	1.95%	107,321	2.36%
United HealthCare Services of Minnesota, Inc.	1	42	1,832	1.94%	65,212	1.43%
BNY Clearing Services, LLC	1	2	1,932	2.05%	59,244	1.30%
Advocate Health and Hospitals Corp.	8	55	1,693	1.80%	127,847	2.81%
UOP, LLC	1	24	1,687	1.79%	75,045	1.65%
Countrywide Financial Corporation	6	62	1,646	1.75%	76,782	1.69%
Community Insurance Company	1	1	1,588	1.68%	77,206	1.70%
Legion Insurance Company	1	26	1,579	1.67%	58,642	1.29%
General Motors Corporation	1	46	1,377	1.46%	66,020	1.45%
PrairieComm Inc.	1	24	1,202	1.28%	42,824	0.94%
Merrill Lynch, Pierce, Fenner & Smith, Inc.	3	47	1,192	1.26%	58,108	1.28%
Crawford & Company	2	51	1,147	1.22%	43,333	0.95%
Humana Wisconsin Health Organization	1	106	1,120	1.19%	53,671	1.18%
GE Capital	1	83	1,098	1.17%	41,123	0.90%
Davis & Kuelthau, S.C.	1	61	1,007	1.07%	41,105	0.90%
A.O. Smith Corporation	1	22	943	1.00%	51,012	1.12%

Total/Weighted Average	34	41	$28,215	29.94%	1,291,392	28.37%

(1)
Weighted average calculation based on aggregate leased square footage for each tenant.

        The following table sets forth certain of the information as of January 1, 2004 regarding the Properties.

Property location	Property Type	Ownership Interest	Company Ownership %	Year Built	Date Acquired	Land Area in Acres		Square Footage	Occupancy 1/1/04	Encumbrance (000's omitted)
SUBURBAN CHICAGO
1900 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1980	Dec-96	12.9		266,886	76.3%		(4)
1600 Golf Rd. Rolling Meadows, IL	Multi-story Office	Fee	100%	1986	Mar-01	6.0		254,448	89.8%	$15,891
1750 East Golf Rd. Schaumburg, IL	Multi-story Office	Fee	100%	1985	Sep-97	7.7		212,212	22.8%		(4)
3000 Lakeside Dr. Bannockburn, IL	Multi-story Office	Fee	100%	1997	Aug-01	15.1		202,218	83.0%		(4)
1011 East Touhy Ave. Des Plaines, IL	Multi-story Office	Fee	100%	1978	Dec-93	5.3		153,777	82.2%		(1)
3030 Warrenville Rd. Lisle, IL	Multi-story Office	Fee	100%	1988	Sep-98	15.8		150,036	50.7%		(4)
1920 & 1930 Thoreau Dr. Schaumburg, IL	Single-story Office	Fee	100%	1986	Aug-00	8.7		109,392	68.6%	$5,930
1660 Feehanville Dr. Mount Prospect, IL	Multi-story Office	Fee	100%	1989	Aug-95	7.3		85,487	100.0%		(4)
175 E. Hawthorn Pkwy. Vernon Hills, IL	Multi-story Office	Fee	100%	1987	Sep-94	4.6		84,592	84.3%		(1)
387 Shuman Boulevard Naperville, IL	Multi-story Office	Fee	100%	1982	Oct-02	8.4		112,309	90.2%		(1)
1111 East Touhy Avenue Des Plaines, IL	Multi-story Office	Fee	100%	1975	Aug-02	5.5		148,444	91.0%		(4)
Two Marriott Dr. Lincolnshire, IL	Single story Office	Fee	100%	1985	Jul-96	3.4		41,500	100.0%		(1)
185 Hansen Ct. Wood Dale, IL	Single story Office/Office service	Fee	100%	1986	Jan-94	3.0		33,495	60.5%		(4)
3455, 3550, 3555 Salt Creek Ln. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1984	Oct-97	8.7		98,241	72.3%		(4)
601 Campus Dr. Arlington Heights, IL	Single story Office/Office service	Fee	100%	1987	May-93	6.0		95,938	60.2%		(1)
Good Shepherd POB I 27790 West Highway 22 Barrington, IL	Medical office building	(2)	100%	1979- 1983	Oct-02	1.5	(2)	48,373	94.9%		(5)
Good Shepherd POB II 27750 West Highway 22 Barrington, IL	Medical office building	(2)	100%	1996	Oct-02	0.5	(2)	44,528	100.0%		(5)
1020 E. Ogden Avenue Naperville, IL	Medical office building	Fee	100%	1989	Oct-02	2.5		49,422	91.1%		(5)
Good Samaritan POB I 3825 Highland Avenue Downers Grove, IL	Medical office building	(2)	100%	1976/ 1979	Oct-02	0.5	(2)	80,593	100.0%		(5)
Good Samaritan POB II 3825 Highland Avenue Downers Grove, IL	Medical office building	(2)	100%	1995	Oct-02	0.5	(2)	76,384	100.0%		(5)
4400 West 95th Street Oak Lawn, IL	Medical office building	(2)	100%	1986	Oct-02	1.2	(2)	57,531	100.0%		(5)
2301/2315 East 93rd Street Chicago, IL	Medical office building	(2)	100%	1971/ 1981/ 1985	Oct-02	0.5	(2)	50,834	100.0%		(5)
17850 S. Kedzie Avenue Hazel Crest, IL 60429	Medical office building	(2)	100%	1989	Oct-02	0.4	(2)	50,491	100.0%		(5)
MILWAUKEE AND SUBURBS
111 East Kilbourn Ave. Milwaukee, WI	Multi-story Office	Fee	100%	1988	Apr-98	0.6		373,490	71.1%	$32,303
11270 W. Park Place Milwaukee, WI	Multi-story Office	Fee	100%	1984	Sep-95	7.9		198,722	62.3%		(1)

11925 W. Lake Park Drive Milwaukee, WI	Single story office	Fee	100%	1989	Jun-93	3.4		36,037	79.3%		(1)
2514 S. 102nd St. & 10150 W. National Ave. West Allis, WI	Multi-story Office	Fee	100%	1987	Nov-96	6.8		120,931	60.1%		(1)
150, 175, 250 Patrick Blvd. Brookfield, WI	Single story Office/Office service	Fee	100%	1987	Jun-94	12.0		116,799	67.9%		(4)
N17W24222 Riverwood Dr. Pewaukee, WI	Multi-story Office	Fee	100%	1999	Dec-99	8.8		97,778	94.9%		(4)
375 Bishop's Way Brookfield, WI	Multi-story Office	Fee	100%	1987	Apr-97	4.1		53,807	83.1%		(4)
N19W24133 Riverwood Dr. Pewaukee, WI	Multi-story Office	Fee	100%	2001	Jan-02	7.8		98,202	91.3%		(4)
SUBURBAN MINNEAPOLIS / ST. PAUL
2550 University Ave. W St. Paul, MN	Multi-story Office	Fee	100%	1916	Dec-96/ Jul-98	4.4		319,848	91.1%		(4)
2221 University Ave. SE Minneapolis, MN	Multi-story Office	Fee	100%	1979	May-95	2.8		98,495	75.7%	$3,245
SUBURBAN DETROIT
777 East Eisenhower Pkwy. Ann Arbor, MI	Multi-story Office	Fee	100%	1975	Dec-97	23.6		281,080	98.3%		(4)
32255 Northwestern Hwy. Farmington Hills, MI	Multi-story Office	Fee	100%	1986	Dec-97	12.9		236,921	95.8%		(4)
1301 W. Long Lake Rd. Troy, MI	Multi-story Office	Fee	100%	1988	Nov-96	11.5		170,457	81.0%		(1)
No. 40 Oak Hollow Southfield, MI	Multi-story Office	Fee	100%	1989	Dec-96	5.7		80,893	80.5%		(1)
24800 Denso Dr. Southfield, MI	Multi-story Office	Fee	100%	1987	Aug-95	10.5		79,052	88.1%		(1)
SUBURBAN COLUMBUS
655 Metro Place South Dublin, OH	Multi-story Office	Fee	100%	1986	Sep-97	15.0		215,473	87.8%		(6)
175 South Third St. Columbus, OH	Multi-story Office	(3)	100%	1981	Jan-98	0.5	(3)	198,171	79.3%		(6)
425 Metro Place North Dublin, OH	Multi-story Office	Fee	100%	1982	Sep-97	6.3		101,592	57.9%		(6)
4860-5000 Blazer Mem. Pkwy. Dublin, OH	Single story Office/Office service	Fee	100%	1986	Sep-96	13.7		124,929	80.0%		(6)
SUBURBAN CINCINNATI
30 Merchant St. Springdale, OH	Multi-story Office	Fee	100%	1988	Apr-96	5.9		95,910	100.0%		(4)
SUBURBAN DENVER
116 Inverness Dr. East Englewood, CO	Multi-story Office	Fee	100%	1984	May-98	7.4		205,716	32.1%	$11,142

Totals								5,811,434	78.3%

Footnotes: (dollars in thousands)

(1)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $64,524 at December 31, 2003.

(2)
The land beneath these properties is subject to ground leases that expire September 30, 2077 with annual rental payments of $199.

(3)
The land beneath this property is subject to a ground lease expiring November 30, 2044 with one 15-year extension option. Annual rental payments are $50.

(4)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $119,411 at December 31, 2003.

(5)
These properties are pledged as collateral for a mortgage loan with an outstanding balance of $39,501 at December 31, 2003.

(6)
These properties are pledged as collateral for a secured bank loan with an outstanding balance of $17,000 at December 31, 2003.

Leases

        The Company's leases are structured for terms that range from one to 15 years. These leases are a mixture of net leases (where tenants pay their pro rata share of real estate tax and operating expenses) and gross leases (under which tenants typically pay for all real estate tax and operating expenses above those for an established base year or agreed expense floor). However, whether structured as net leases or gross leases, virtually all leases entered into by the Company require tenants to reimburse the Company for the tenant's pro-rata share of real estate tax and operating expense increases. The Company is generally responsible for structural repairs.

        Leases often contain provisions permitting tenants to renew at prevailing market rates. Certain leases contain provisions that permit the tenant to terminate its lease upon written notice to the Company, subject to the tenant's obligation to pay a termination penalty. Such termination penalties are generally negotiated with a tenant when a lease is executed and are usually calculated to compensate the Company for unamortized tenant improvements and leasing commissions at the termination date and, in certain instances, for rent on the space for a period of months after the termination date.

        Lease Distributions. The following table sets forth information relating to the distribution of the Company's leases based on rentable square feet under lease as of January 1, 2004:

Square Feet Under Lease	Percentage Of Aggregate Portfolio Leased Square Feet	Annualized Base Rent (000's omitted)	Percentage Of Aggregate Portfolio Annualized Base Rent
2,500 or Less	8.46%	$6,812	9.43%
2,501 - 5,000	13.74%	10,647	14.74%
5,001 - 7,500	8.51%	6,198	8.58%
7,501 - 10,000	6.00%	3,931	5.44%
10,001 - 20,000	15.90%	11,189	15.49%
20,001 - 40,000	14.66%	9,566	13.25%
40,001 +	32.73%	23,872	33.07%
Totals	100.00%	$72,215	100.00%

        Lease Expirations—Portfolio Total. The following table sets forth a summary schedule of the lease expirations for leases on the Properties in place as of January 1, 2004, assuming that none of the tenants exercises renewal options or termination rights, if any, at or prior to the scheduled expirations:

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Leased Square Footage	Annualized Base Rent of Expiring Leases At Expiration (000's omitted)	Percentage of Total Annualized Base Rent
2004	1,000,009	22.36%	$18,336	25.39%
2005	781,615	17.47%	13,713	18.99%
2006	577,582	12.92%	9,269	12.83%
2007	799,158	17.86%	12.390	17.16%
2008	711,506	15.90%	10,637	14.73%
2009	254,677	5.69%	2,629	3.64%
2010	143,563	3.21%	2,547	3.53%
2011	84,674	1.89%	940	1.30%
2012	85,922	1.92%	1,291	1.79%
2013	13,572	0.30%	224	0.31%
2014	1,718	0.04%	39	0.05%
2017	19,600	0.44%	200	0.28%
Totals	4,473,596	100.00%	$72,215	100.00%

        The following table combines certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

	2003	2002	2001	2000	1999
Aggregate rentable square footage of expiring leases (1)	1,194,417	1,235,729	864,843	836,284	611,274
Aggregate rentable square footage of lease renewals	621,810	650,449	485,177	492,569	422,940
Percentage of expiring rentable square footage renewed	52%	53%	56%	59%	69%

(1)
The aggregate rentable square footage of expiring leases excludes those leases for tenants that vacated subsequent to the Company's acquisition of a property where the Company believes the decision to vacate was made prior to the Company's acquisition of the property.

ITEM 3—LEGAL PROCEEDINGS

        As of December 31, 2003, the Company was not a party to, and none of its properties was subject to, any material legal proceedings.

        On January 23, 2004, a lawsuit was filed in the Circuit Court of Cook County, Illinois, as a purported class action on behalf of the Company's shareholders, asserting claims against the Company's trustees and the Company for alleged breach of fiduciary duties in connection with the proposed merger with Transwestern and the sales contracts for the portfolio of medical office buildings and the Minnesota properties. The lawsuit claims that the transactions improperly favored the Company's trustees and Transwestern at the expense of the interests of the Company and its public shareholders. The Company believes the claims asserted in this lawsuit are without merit and intends to vigorously defend the lawsuit.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common shares of beneficial interest (the "Common Shares") are listed on the New York Stock Exchange (the "NYSE") under the symbol "GL."

        As of March 1, 2004, there were approximately 638 holders of record of the Common Shares, which excludes beneficial owners of shares registered in nominee or street name.

        The table below sets forth for the periods indicated, the reported high and low sale prices of the Common Shares on the NYSE Composite Tape and the quarterly dividends per share paid by the Company on such shares. The Company commenced paying dividends monthly in August 2002. Included in the fourth quarter dividend per share amounts is the December 2003 and 2002 dividend of $.135 per share that was paid in January of the next year.

2003	1Q	2Q	3Q	4Q	2002	1Q	2Q	3Q	4Q
High	$16.92	$16.25	$16.70	$16.30	High	$17.70	$18.98	$18.80	$17.75
Low	$12.76	$14.10	$14.45	$15.25	Low	$15.48	$15.90	$15.60	$15.68
Dividend	$.405	$.405	$.405	$.405	Dividend	$.40	$.40	$.405	$.405

        Pursuant to the merger agreement with Transwestern discussed previously under Item 1, "Business—Business Strategy," the Company's Board of Trustees have suspended the payment of any dividend on the Common Shares and terminated the Company's Dividend Reinvestment & Direct Share Purchase and Sale Plan.

        The Company has elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute to shareholders at least 90% of its taxable income and to meet certain asset and income tests as well as certain other requirements.

        For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholder's basis in his or her Common Shares for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder's shares. The Company annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2003, 2002 and 2001:

	2003	2002	2001
Ordinary income	58.3%	98.1%	100%
Nontaxable return of capital	31.3%	—	—
Unrecaptured Section 1250 gains	4.2%	—	—
Long-term capital gains	6.2%	1.9%	—

	100%	100%	100%

Equity Compensation Plan Information

        The following table provides information as of December 31, 2003 with respect to the Company's Common Shares that may be issued under existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,434,348	$16.12	643,641
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
The amounts in columns (a) and (b) of the above table exclude 166,664 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the 1997 Equity and Performance Incentive Plan.

(2)
The amount of securities in (c) may be issued under the Amended and Restated Great Lakes REIT Equity and Performance Incentive Plan, as amended and restated as of February 28, 2001 (the "Incentive Plan"), in the form of Common Shares that are restricted and subject to vesting requirements.

ITEM 6—SELECTED FINANCIAL DATA

        The following sets forth selected financial and operating information for the Company for each of the periods and dates indicated. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 has been derived from the Company's audited financial statements in this annual report on Form 10-K. The selected financial and operating information for the Company at December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 has been derived from the Company's audited financial statements.

	Years ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Total revenue	$105,238	$101,088	$95,686	$92,657	$89,043
Expenses:
Real estate taxes and other property operating	48,134	43,141	38,895	36,182	37,351
General and administrative	5,837	5,241	4,993	5,555	4,692
Employee share loan termination cost	511	—	—	—	—
Interest	17,645	15,502	14,331	15,008	13,841
Depreciation and amortization	21,615	19,836	17,904	15,819	14,981
Income before gain on sale of properties and allocation to minority interests	11,496	17,368	19,563	20,093	18,178
Gain on sale of properties, net	—	—	—	11,134	8,048
Discontinued operations, net (including gain on sale of properties of $4,024 and $7,789 in 2003 and 2002, respectively)	4,041	9,149	2,109	3,044	2,442
Net income	15,471	26,452	21,620	34,189	28,598
Income allocated to preferred shareholders	3,656	3,656	3,656	3,656	3,656
Net income applicable to common shares	$11,815	$22,796	$17,964	$30,533	$24,942
Per Common Share Data:
Net income:
Earnings per common share from continuing operations—basic	$0.48	$0.83	$0.96	$1.67	$1.10
Earnings per common share—basic	$0.74	$1.39	$1.09	$1.85	$1.51
Diluted earnings per common share from continuing operations	$0.48	$0.83	$0.95	$1.66	$1.10
Diluted earnings per common share	$0.73	$1.38	$1.08	$1.84	$1.51
Dividends	$1.62	$1.61	$1.60	$1.91	$1.34
Weighted average shares outstanding:
Basic	16,033	16,372	16,520	16,531	16,471
Diluted	16,162	16,522	16,655	16,631	16,554
Balance Sheet Data (at December 31):
Properties, net of accumulated depreciation	$513,795	$525,805	$465,746	$414,002	$438,177
Total assets	537,282	548,981	486,492	431,610	455,202
Total debt	308,947	314,670	257,078	190,911	211,663
Total liabilities	337,412	341,482	277,916	211,858	234,317
Shareholders' equity	199,186	206,822	207,894	219,073	219,934
Other data:
Cash flows provided by operating activities	$28,645	$40,211	$40,118	$35,543	$36,124
Cash flows provided by (used in) investing activities	(3,152)	(69,321)	(69,093)	20,483	(18,961)
Cash flows provided by (used in) financing activities	(27,834)	31,275	31,086	(56,759)	(18,111)
Funds from operations (unaudited)(1)	29,162	35,400	37,271	35,808	32,178
Number of properties owned at year end (unaudited)	44	46	37	35	36
Total square feet of properties owned at year end (unaudited)	5,811	5,957	5,428	4,971	5,165
Occupancy rate of properties owned at year end (unaudited)	78%	83%	88%	92%	94%

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

Non-GAAP Financial Measure

        Although not a GAAP measure, the Company believes that the inclusion of information regarding Funds from Operations ("FFO") provides valuable information to shareholders and potential investors. The GAAP measure, net income applicable to common shares, includes depreciation and amortization expenses, gains or losses on property sales and minority interests. In presenting FFO, the Company eliminates substantially all of these items in order to provide an indication of the results from the Company's property operations. FFO is a widely recognized measure in the Company's business and is presented by nearly all publicly traded REITs. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other real estate companies.

	Years ended December 31,
	2003	2002	2001	2000	1999
Net income applicable to common shares	$11,815	$22,796	$17,964	$30,533	$24,942
Adjustments to calculate funds from operations:
Gain on sale of properties, net	(4,024)	(7,789)	—	(11,134)	(8,048)
Minority interests	66	65	52	82	98
Adjusted depreciation and amortization(a)	21,305	20,328	19,255	16,327	15,186

Funds from operations	$29,162	$35,400	$37,271	$35,808	$32,178

Weighted average common shares outstanding—diluted	16,162	16,522	16,655	16,631	16,554

(a)
Adjusted depreciation and amortization is calculated as follows:

	Years ended December 31,
	2003	2002	2001	2000	1999
Depreciation and amortization in consolidated statements of cash flows	$22,022	$21,077	$19,852	$16,975	$15,901
Less depreciation and amortization unrelated to properties	717	749	597	648	715

Adjusted depreciation and amortization	$21,305	$20,328	$19,255	$16,327	$15,186

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Results of Operations

Trends

        In 2003, occupancy rates in the Current Markets generally declined due to increases in supply and decreases in demand for office space. The market trend of occupancy declines has impacted the Company's portfolio performance and, as a result, the overall portfolio occupancy of the Company's properties declined to 78% at the end of 2003 as compared to 83% at the end of 2002. During 2003, the Company averaged approximately 32,500 square feet of new leasing activity per month. The Company believes that the market trend of vacancy increases has abated, but the Company anticipates that the difficult leasing environment that currently exists in its markets will persist throughout 2004. As of January 1, 2004, the Company had 1,000,009 square feet of leases expiring in 2004, or 17% of the portfolio.

        Part of the Company's business strategy is to sell properties each year. The Company typically seeks to dispose of properties when one or more of the following conditions is present: (i) market prices are at or near replacement cost; (ii) property occupancy is high and there is limited potential to increase cash flow and property value within a reasonable period; (iii) the Company believes that its capital can be re-deployed to investment properties with higher long-term returns; and (iv) ownership of the property is no longer consistent with the Company's business strategy. The Company sold four properties in 2003 aggregating 148,000 square feet resulting in net sales proceeds of $14,641. The Company sold four properties in 2002 aggregating 295,000 square feet resulting in net sales proceeds of $33,052. The operating results of these properties and the gains on sale of these properties are classified as discontinued operation in the Company's consolidated statements of income. Discontinued operations totaled $4,041 (including gains on sale of $4,024) in 2003, $9,149 (including gains on sale of $7,789) in 2002 and $2,109 in 2001.

        As of February 1, 2004, several tenants were in default under their leases for failure to make rent payments. Several other tenants that are not currently in default are experiencing financial difficulties which may lead to lease defaults. These tenant defaults may adversely impact the Company's revenue in 2004.

        Legion Insurance Company, which leases 58,000 square feet of space at Milwaukee Center and represented 1.67% of the Company's aggregate portfolio annualized base rent as of December 31, 2003, was placed in liquidation by the Pennsylvania Department of Insurance in July 2003. Based on currently available information, the Company believes it is more likely than not that Legion will fulfill all terms of its lease in 2004. As of February 1, 2004, Legion Insurance Company was current on its rental payments.

Critical Accounting Policies and Estimates

        The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included beginning on page F-1 of this annual report on Form 10-K. The most critical accounting policies and estimates include allowance for doubtful accounts, revenue recognition regarding reimbursement income, estimation of accrued real estate taxes, fair value of interest rate swap agreements, impairment and disposal of long-lived assets, including goodwill, accounting for employee share options and restricted shares, and depreciation and amortization, each of which is discussed below.

Allowance for doubtful accounts—methodology

        The Company evaluates whether accounts receivable from tenants, including straight-line rents, are collectible using the specific identification method. In circumstances where a specific tenant has defaulted on its financial obligations to the Company, the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company estimates will be collected. If a tenant's circumstances change (an unexpected material adverse change in a tenant's financial condition that precludes them from meeting their financial obligations), the estimates of the recoverability of amounts due could be reduced by a material amount.

Revenue recognition—reimbursement income

        Under the terms of the Company's tenant leases, tenants generally pay a portion of the real estate taxes and property operating expenses of the property they occupy as reimbursement income. Tenants generally pay an estimate of these amounts monthly. As of December 31 of each year, the Company records as a receivable or payable the difference between the computed reimbursement income and the monthly estimates paid by the tenant even though the amount receivable or payable will not be billed or credited to the tenant until the next calendar year. Such amounts recorded do vary from the actual amounts billed to the tenants but the differences in prior years have not been material.

Accrued real estate taxes—use of estimates

        For certain properties owned by the Company, real estate taxes for the current calendar year are not due and payable until the next calendar year. The Company estimates the amounts due the local taxing authorities based on historical trends for a particular property or local area. The Company also uses information from real estate tax consultants who review for the Company the methodology used by the local taxing authorities to determine valuation of the properties and the tax rates used to determine the real estate taxes owed. If a local taxing authority were to change the methodology it uses to determine real estate taxes, the amounts estimated to be paid in future years could vary from amounts estimated by the Company.

Fair value of interest rate swap agreements

        The Company values these agreements based on information provided by a third party. Such valuations are based on various factors, including current market conditions, assumptions regarding forward yield curves and other matters. Changes in such factors could significantly affect the fair value of the Company's interest rate swap agreements.

Impairment and disposal of long-lived assets, including goodwill

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. This standard stipulates that amortization of goodwill will not be recorded subsequent to adoption and instead periodic evaluation of impairment will be required.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-lived Assets," which is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. This standard stipulates that operating results, including gain or loss on sale, of all properties sold, or designated as held for sale, subsequent to the effective date will be reported as discontinued operations for all periods presented.

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

Accounting for employee share options and restricted shares

        The Company uses the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant. Net income and earnings per share would vary from amounts reported if the Company followed FASB Statement 123, "Accounting for Stock-Based Compensation," and accounted for its employee share options under the fair value method of that Statement.

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

2003 Compared to 2002

        The discussion of operating results that follows pertains to the Company's continuing operations.

        During 2002, the Company acquired 11 properties. The operating results of these properties were included in the Company's financial statements from the dates of acquisition. In addition, the Company sold four properties in both 2003 and 2002. In analyzing the 2003 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2002 were principally due to: (i) the addition of a full year's operating results in 2003 of the properties acquired in 2002 compared to the partial year's operating results from the dates of acquisition in 2002 and (ii) increases or decreases on properties owned in both 2003 and 2002. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties. Insurance costs in 2003 increased as compared to 2002. Insurance costs are expected to increase in 2004 although such increases are partially recovered from tenants through the expense reimbursement clauses in their leases. A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2003 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses
Increase due to inclusion of full year of properties acquired in 2002	$9,406	$2,017	$1,560	$3,996
Increase (decrease) in 2003 compared to 2002	(6,119)	(1,194)	(488)	(75)

Total	$3,287	$823	$1,072	$3,921

        Telecommunications income increased by $77, or 44%, in 2003 to $253 as compared to $176 in 2002 as additional telecommunications rental agreements were signed in 2003 and 2002.

        Tenant service income increased by $33, or 9%, to $416 in 2003 as compared to $383 in 2002 primarily due to charges for extra hours heating and air-conditioning services at one of the Michigan properties in 2003.

        Interest income decreased by $747, or 56%, to $572 in 2003 as compared to $1,319 in 2002 principally because employees repaid amounts due under the employee loan program and the employee loans retired in connection with the April 2003 employee loan restructuring plan that reduced the amount upon which the Company could earn interest income.

        General and administrative expenses increased by $596, or 11%, to $5,837 in 2003 as compared to $5,241 in 2002 primarily due to costs associated with the strategic alternatives activities ($325), increased insurance costs ($226) and costs associated with the proposed redevelopment of properties ($45).

        Interest expense increased by $2,143, or 14%, to $17,645 in 2003 as compared to $15,502 in 2002 due to an increase in the weighted-average amount of long-term debt outstanding during 2003 as compared to 2002.

        Depreciation and amortization expense increased by $1,779, or 9%, to $21,615 in 2003 as compared to $19,836 in 2002 as the weighted-average gross book value of properties depreciated was greater in 2003 than in 2002.

        In connection with the Company's activities in 2003 related to alternatives to improve shareholder value, the Board of Trustees adopted a policy prohibiting employees from engaging in any trading of Company securities while the process was ongoing. Employees of the Company, including members of senior management who are affected by the provisions of the 2002 Sarbanes-Oxley Act, are required to repay certain maturing loans. These loans were made before 2001 under the Company's employee loan program, which was established in 1996 in connection with the Company's option plan. In order to permit an orderly retirement of a portion of the outstanding loans during the trading blackout period in compliance with the Sarbanes-Oxley Act, the Company's Board of Trustees approved a voluntary share repurchase plan for all employees with outstanding loans.

        The share repurchase plan provided for loan retirement in consideration for the shares securing the loans. The Company has repurchased an aggregate of 474,608 shares from officers and employees that were securing an aggregate of $7,302 in outstanding loans. The price used in connection with the repurchase program was $14.67 per Common Share, which was the average of the closing prices of the Common Shares on the NYSE for the five-day period ending April 10, 2003. As part of the Board-approved repurchase program, the Company has forgiven loan balances totaling $414. Such loan forgiveness and related costs have been reflected as employee share loan termination expense in 2003.

2002 Compared to 2001

        The discussion of operating results that follows pertains to the Company's continuing operations.

        During 2002, the Company acquired 11 properties. The operating results of these properties were included in the Company's financial statements from the dates of acquisition. In addition, the Company sold 4 properties in 2002. In 2001, the Company acquired two properties, and in 2002 a full year of operations of these properties were included in the Company's financial statements. In analyzing the 2002 operating results of the Company, the changes in rental and reimbursement income, real estate taxes and other property operating expenses from 2001 were principally due to: (i) the addition of operating results from the properties acquired in 2002 from the dates of acquisition, (ii) the addition of a full year's operating results in 2002 of the properties acquired in 2001 compared to the partial year's operating results from the dates of acquisition in 2001 and (iii) increases or decreases on properties owned in both 2002 and 2001. Other property operating expenses include contract services, repairs, maintenance, utilities, personnel, insurance and other costs directly associated with the leasing, management and operation of the properties. Insurance costs in 2002 increased compared to 2001. A summary of these changes as they impact rental income, reimbursement income, real estate taxes and other property operating expenses for 2002 follows:

	Rental Income	Reimbursement Income	Real Estate Taxes	Other Property Operating Expenses
Increase due to 2002 acquisitions	$4,751	$724	$775	$1,725
Increase due to inclusion of full year of properties acquired in 2001	2,258	1,287	643	1,244
Increase (decrease) in 2002 compared to 2001	(2,684)	(977)	(46)	(95)

Total	$4,325	$1,034	$1,372	$2,874

        Telecommunications income decreased by $272, or 61%, in 2002 to $176 as compared to $448 in 2001 as certain telecommunications providers that leased roof top space from the Company exited this business in 2001.

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

        General and administrative expenses increased by $248, or 5%, to $5,241 in 2002 as compared to $4,993 in 2001 primarily due to certain one-time state and local income taxes ($177) incurred in 2002 and increased insurance costs ($71) in 2002 as compared to 2001.

        Interest expense increased by $1,171, or 8%, to $15,502 in 2002 as compared to $14,331 in 2001 due to increased amounts of long-term debt outstanding in 2002 as compared to 2001, partially offset by lower interest rates on variable rate debt in 2002 as compared to 2001.

        Depreciation and amortization expense increased by $1,932, or 11%, to $19,836 in 2002 compared to $17,904 in 2001 as the weighted-average gross book value of properties depreciated was greater in 2002 than in 2001.

Segment Operations

        The Company has three reportable segments, distinguished by property type. The property types are office, office service center and medical office properties. Office properties are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office service center properties generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and the tenants in those properties are primarily health-care providers.

        Interest expense incurred by the Company is a combination of property-specific long-term debt and long-term debt that is secured by properties across the Company's reportable segments. Interest expense incurred on property-specific debt is allocated to that property's segment. Interest expense incurred on long-term debt that is secured by properties across the Company's reportable segments is allocated to the reportable segments based on the square footage of properties in that segment that are associated with the long-term debt.

        The net income for the office segment was as follows:

	Years ended December 31,
	2003	2002	2001
Net operating income	$47,365	$52,589	$52,778
Interest expense	(14,699)	(14,326)	(13,520)
Depreciation	(18,547)	(17,455)	(15,982)

Segment net income	$14,119	$20,808	$23,276

        The decrease in segment net income for the year ended December 31, 2003 as compared to 2002 resulted from declining occupancy in this segment partially offset by increases due to inclusion of a full year of operations in 2003 of properties acquired in 2002. The decrease in segment net income for the year ended December 31, 2002 as compared to 2001 resulted from declining occupancy in this segment partially offset by increases due to properties acquired in 2002 and inclusion of a full year of operations in 2002 of properties acquired in 2001.

        The net income for the office service center segment was as follows:

	Years ended December 31,
	2003	2002	2001
Net operating income	$1,712	$2,121	$2,655
Interest expense	(747)	(854)	(811)
Depreciation	(1,007)	(998)	(1,349)

Segment net income (loss)	$(42)	$269	$495

        The decrease in segment net income for the year ended December 31, 2003 as compared to 2002 resulted from declining occupancy in this segment. The decrease in segment net income for the year ended December 31, 2002 as compared to 2001 resulted from declining occupancy in this segment.

        The net income for the medical office segment was as follows:

	Years ended December 31,
	2003	2002	2001
Net operating income	$5,282	$1,285	—
Interest expense	(2,199)	(322)	—
Depreciation	(1,544)	(507)	—

Segment net income	$1,539	$456	—

        The increase in segment net income for the year ended December 31, 2003 resulted from the inclusion of a full year of operations in 2003 of properties acquired in 2002. The increase in segment net income for the year ended December 31, 2002 resulted from the acquisition of the medical office properties on October 1, 2002.

Liquidity and Capital Resources

        Pending completion of the merger agreement with Transwestern, the Company expects to meet its short-term liquidity requirements principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements.

        In January 2004, the Company entered into a merger agreement with Aslan Realty Partners II, L.P., an affiliate of Transwestern Investment Company, L.L.C ("Transwestern"). Pursuant to the merger agreement, Transwestern agreed to pay $14.98 per share in cash to the Company's common shareholders upon the closing of the merger. The terms of the merger agreement permit the Company to sell certain of its properties, including the portfolio of medical office buildings and its properties located at 2550 University Avenue W., St. Paul, Minnesota and 2221 University Avenue SE, Minneapolis, Minnesota. On March 5, 2004, the Company announced that it had completed the sale of its portfolio of medical office properties for a contract price of $69 million and the sale of its property located at 2550 University Avenue W., St. Paul, Minnesota for a contract price of $35 million.

        As a result, based on the net proceeds from the recently completed sales of the Company's portfolio of medical office buildings and its property located at 2550 University Avenue W., St. Paul, Minnesota, calculated as of March 5, 2004, the Company's common shareholders will be entitled to receive $15.44 per share in cash upon completion of the merger. The merger consideration will be increased automatically if the sale of certain other properties occurs prior to the completion of the merger and those sales provide net proceeds in excess of the applicable agreed value for those properties. The Company has entered into an agreement to sell its property located at 2221 University Avenue SE, Minneapolis, Minnesota to the University of Minnesota for a contract price that would increase the per share contribution payable in the merger by an estimated $0.11 per common share. In addition, the Company has entered into an agreement to sell its property located at 3550 Salt Creek Lane, Arlington Heights, Illinois for a contract price that would increase the per share consideration payable in the merger by an estimated $0.05 per common share. Assuming that the property located at 2221 University Avenue SE, Minneapolis, Minnesota is sold to the University of Minnesota for its contract price and the property located at 3550 Salt Creek Lane, Arlington Heights, Illinois is sold for its contract price, the Company estimates that its common shareholders would be entitled to receive $15.60 per share in cash upon completion of the merger.

        The Company has also entered into a separate agreement with Fortis Asset Management relating to its property located at 2221 University Avenue SE, Minneapolis, Minnesota. That agreement provides for Fortis' purchase of this property in the event the sale of the property to the University of Minnesota is not consummated. If this property is sold to Fortis for the price specified in the contract with Fortis, the per share consideration payable in the merger would be increased by an estimated $0.08 per common share rather than an estimated $0.11 per common share.

        The amount of any increase in the merger consideration will be equal to each common share's ratable portion of the increase, rounded to the nearest whole cent, as described in the merger agreement. The Company will publicly announce any increase in the merger consideration prior to the completion of the merger. However, there can be no assurance that the Company will consummate the sale of its property located at 2221 University Avenue SE, Minneapolis, Minnesota to either the University of Minnesota or Fortis or that it will consummate the sale of its property located at 3550 Salt Creek Lane, Arlington Heights, Illinois. In addition, there are no understandings or contracts with respect to any of the other potential sale of properties and there can be no assurance that the Company will sell any of those properties.

        The proposed merger with Transwestern is contingent on shareholder approval and certain other closing conditions but is not contingent on the completion of any of the additional property sales. The proposed sales of individual properties are not contingent on one another or the merger, and each of the proposed property sale transactions is subject to customary closing conditions. The Company expects that the property sale transactions currently under contract will close in April 2004 and expects the merger to close in the April or May of 2004.

        The Board of Trustees of the Company determines the Company's dividend policy. The payment of dividends, other than those declared to date, is subject to future action of the Board of Trustees and will depend upon several factors including but not limited to the Company's cash position, operating results and general financial condition. Pursuant to the merger agreement with Transwestern, the Board of Trustees suspended the payment of dividends on the Common Shares in January 2004.

        On January 16, 2003, the Company entered into a 10-year mortgage loan in an amount of $40,000 secured by the medical office properties. This loan accrues interest at 5.43% per annum payable monthly along with monthly principal payments based on a 30-year amortization schedule.

        On March 24, 2003, the Company entered into a $31,500 secured credit facility. The facility bears interest at LIBOR plus 1.45% payable monthly, has a term of three years and is secured by the Company's properties located in Dublin and Columbus, Ohio.

        On July 8, 2003, the Company sold its properties located at 165 and 175 Hansen Court, Wood Dale, Illinois, for a contract price of $3,922 with a gain on sale of $1,657. Proceeds from the sale were used for the repayment of long-term debt ($2,300) and the balance for working capital.

        On September 12, 2003, the Company sold its property located at 191 Waukegan Road, Northfield, Illinois for a contract price of $6,100 with a gain on sale of $534. Proceeds from the sale were used for the repayment of long-term debt ($2,800) and the balance for working capital.

        On December 15, 2003, the Company sold its property located at 823 Commerce Drive, Oak Brook, Illinois for a contract price of $5,600 with a gain on sale of $1,833. Proceeds from the sale were used for the repayment of long-term debt ($3,200) and the balance for working capital.

        On March 1, 2004, the Company sold its portfolio of medical office properties for a contract price of $69,000, including the assumption of $39,501 of long-term debt. The proceeds from sale were used to repay the secured bank loan payable and for working capital.

        On March 2, 2004, the Company sold its property located at 2550 University Avenue W, St. Paul, Minnesota for a contract price of $35,000. The proceeds from sale were used to repay long-term debt in the amounts of $19,617 and for working capital.

        As of December 31, 2003, the Company is subject to certain contractual obligations as described in the table below:

	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-term debt	$308,947	$7,776	$53,703	$96,071	$151,397
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	$448	$230	$216	$2	$—
Purchase obligations:
Tenant improvement construction(1)	$3,736	$3,736	$—	$—	$—
Leasing commissions(2)	$314	$314	$—	$—	$—

(1)
Tenant improvement construction represents amounts estimated to be paid to build out tenant spaces in the Company's properties where the tenant has executed a lease as of December 31, 2003 but construction of the improvements has not yet commenced or been completed.

(2)
Leasing commissions represent amounts payable upon completion of the tenant improvement construction and the tenant taking physical occupancy of the space under lease.

        The Company incurred $17,768 and $2,587 for building improvements (including tenant improvements) and leasing commissions, respectively, in 2003. If the merger with Transwestern is not consummated, the Company expects to incur a similar amount of these expenditures in 2004.

        If the merger with Transwestern is not consummated, the Company expects to meet its short-term and medium-term liquidity requirements for property acquisitions and significant capital improvements through targeted property dispositions and additional borrowings. The Company has approximately $41,000 of additional borrowing capacity through two secured credit facilities. Declining occupancies in the Company's properties expected in 2004 may cause the Company to limit any future acquisition activity funded by long-term borrowings to maintain liquidity for future significant capital improvements, tenant improvements and other leasing costs and working capital. The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions and significant capital improvements) through long-term collateralized and uncollateralized borrowings, the issuance of debt or equity securities and targeted property dispositions.

        For a discussion of trends with the potential for impact on the Company's operating activities and its liquidity and capital resources, see "Trends" above.

Statements of Cash Flows

2003 Compared to 2002

        Cash provided by operating activities decreased by $11,566 as compared to 2002 as the cash flow from operations generated by properties acquired in 2002 subsequent to the dates of their acquisitions was offset by declines in cash flow from operations that resulted from occupancy declines in properties owned throughout 2003 and 2002.

        Net cash used in investing activities decreased by $66,169 as compared to 2002 as the Company did not acquire any properties in 2003 and generated $14,641 in property sales proceeds in 2003 as compared to the acquisition of 11 properties in 2002 at a cost of $86,361 and generated $33,052 of disposition proceeds in 2002.

        Net cash used in financing activities was $27,834 in 2003 as compared to net cash provided by financing activities in 2002 of $31,275 as the Company's financing activities in 2003 consisted mainly of the payment of dividends and the repayment of long-term debt as compared to 2002 where a significant amount of long-term debt was incurred to acquire additional properties in 2002.

2002 Compared to 2001

        Cash provided by operating activities increased by $93 as compared to 2001 as the cash flow from operations generated by properties acquired in 2002 subsequent to the dates of their acquisitions offset declines in cash flow from operations that resulted from occupancy declines in properties owned throughout 2002 and 2001.

        Net cash used in investing activities increased by $228 as compared to 2001 as the Company acquired 11 properties in 2002 at a cost of $86,361 and generated $33,052 of disposition proceeds in 2002 from the sale of four properties in 2002 compared to the acquisition of two properties in 2001 at a cost of $56,759 and no property dispositions in 2001.

        Net cash provided by financing activities increased by $189 as compared to 2001 as the Company's financing activities in 2002 were similar to 2001 in that the Company incurred additional indebtedness in both years to finance its net acquisition activity.

Forward-Looking Statements

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The statements included in this annual report on Form 10-K regarding dividend policy, anticipated results for future periods, the expectations regarding future property dispositions, timing of the closing of the proposed merger, future portfolio occupancy rates, the Company's expectation for portfolio leasing, expectations regarding local real estate market developments and the economic characteristics of the markets in which the Company operates, are "forward-looking statements" made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Though these statements are based on risks, assumptions and other factors that management believes to be reasonable, actual results may differ from those expected or implied by the "forward-looking statements." Key factors that may cause actual results to differ from projected results include: risks associated with the satisfaction of the conditions to complete the merger, including the failure to obtain the necessary shareholder approval or required lender consents in a timely manner or at all; conflicts of interest that may influence the Company's officers and trustees to support or recommend the merger; the continuing contribution of key personnel and the Company's ability to attract and retain new personnel; conditions in the financial markets generally and the market for real estate finance specifically; local or national economic conditions; the pace of office space development and sub-lease availability; tenant office space demand; the financial position of the Company's tenants, including changes in such financial condition that may lead to increases in tenant defaults and the performance of Legion Insurance Company; actual tenant default rates compared to anticipated default rates; changes in interest rates; the impact of current or pending litigation; other risks inherent in the real estate business; and the other risks and uncertainties discussed in the Company's reports and other documents filed with the Securities and Exchange Commission from time to time. For further information, reference should be made to the other reports and information that the Company has filed and may file with the Securities and Exchange Commission.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

        The Company's interest income is sensitive to changes in the general levels of U.S. short-term interest rates.

        The Company's interest expense is sensitive to changes in the general level of U.S. short-term and long-term interest rates as the Company has outstanding indebtedness at fixed and variable rates. A change in variable interest rates of 1% per annum would increase or decrease the Company's interest expense by $413 per annum based on the amount of variable rate debt outstanding at December 31, 2003 ($41,306).

        As of December 31, 2003, a portion of the Company's long-term debt bears interest at a variable rate of LIBOR plus 1.35%. The Company is a party to a swap agreement that effectively fixes the interest rate on $25,000 this debt at a maximum of 4.88% per annum until December 2004.

        At December 31, 2003, the Company had $267,641 of fixed rate debt outstanding at an average rate of 5.89% (including the effect of the swap agreement). The Company has long-term debt outstanding at fixed rates in the range of 4.3% to 7.44%. The general level of interest rates in the United States as of February 1, 2004 is such that refinancing this debt at current rates would be unlikely due to prepayment restrictions and penalties on its fixed rate debt. If the general level of interest rates in the United States were to fall further, the Company would not likely have the opportunity to refinance this fixed rate debt at lower interest rates due to prepayment restrictions and penalties on its fixed rate debt.

        In general, the Company believes long-term fixed rate debt is preferable as a financing vehicle for its operations due to the long-term fixed contractual rental income the Company receives from its tenants. As a result, the Company has 87% of its long-term debt outstanding at December 31, 2003 at fixed rates (including the debt affected by the swap agreement). The Company may, as market conditions warrant, enter into additional fixed rate long-term debt instruments on either a secured or unsecured basis.

        A tabular presentation of interest rate sensitivity is as follows:

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	2004	2005	2006	2007	2008	Thereafter	Total
Liabilities:
Fixed Rate
Mortgage loans payable	$6,116	$6,506	$26,646	$16,413	$36,248	$150,712	$242,641
Average interest rate	6.08%	6.09%	6.51%	6.69%	4.61%	6.15%
Fixed Rate
Variable rate mortgage loans subject to interest rate swap expiring in December 2004(1)	$772	$791	$811	$831	$21,795	—	$25,000
Variable Rate
Mortgage loans payable	$473	$486	$498	$510	$19,094	—	$21,061
Average interest rate(2)
Secured bank loan payable	—	—	$17,000	—	—	—	$17,000
Average interest rate(3)
Bonds payable	$415	$460	$505	$560	$620	$685	$3,245
Average interest rate(4)

(1)
The maximum interest rate is 4.88% per annum until December 2004. The average interest rate during 2003 was 4.88%.

(2)
At December 31, 2003, the interest rate ranged from LIBOR plus 1.35% per annum to LIBOR plus 1.6% per annum. The average interest rate during 2003 was 2.82% per annum.

(3)
The interest rate at December 31, 2003, was LIBOR plus 1.45%. The average interest rate during 2003 was 2.61%

(4)
The interest rate is reset weekly. Including credit enhancement costs, the average interest rate during 2003 was 3.1% per annum.

ITEM 8—FINANCIAL STATEMENTS

        The financial statements and supplementary data required by Regulation S-X are included in this annual report on Form 10-K commencing on Page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

        Subsequent to the date of their most recent evaluation, there have been no significant changes in the Company's internal control of financial statements or in other factors that could significantly affect the internal control of financial statements.

PART III

ITEM 10—TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age and current principal position(s), if any, with the Company of each trustee and executive officer is listed below. The Company's executive officers are elected annually and, subject to the terms of any applicable employment agreements, serve at the pleasure of the Company's Board of Trustees.

Name	Trustee Since	Age	Present Principal Position and Offices with the Company
Richard A. May	1992	59	Chairman of the Board and Chief Executive Officer
Matthew S. Dominski	2001	49	Trustee
Patrick R. Hunt	1998	50	President, Chief Operating Officer and Trustee
Daniel P. Kearney	1998	64	Trustee
Leandra R. Knes	2002	47	Trustee
Donald E. Phillips	1992	71	Trustee
James E. Schrager	2001	53	Trustee
Richard E. Terry	2002	66	Trustee
Richard L. Rasley	—	47	Executive Vice President, Secretary and Co-General Counsel
James Hicks	—	48	Chief Financial Officer and Treasurer
Raymond M. Braun	—	44	Chief Investment Officer
Kim S. Mills	—	55	Senior Vice President—Leasing
Edith M. Scurto	—	38	Senior Vice President—Medical Office Properties

        Richard A. May.    Mr. May co-founded the Company in 1992 and has served as principal executive officer and as Chairman of the Board of the Company since its inception. Mr. May currently is the Chairman of the Board and Chief Executive Officer of the Company. In 1986, Mr. May co-founded Equity Partners Ltd. ("Equity Partners"). Equity Partners provided advisory services to the Company from 1992 until April 1, 1996, when Equity Partners merged with and into the Company. Mr. May was an officer and shareholder of Equity Partners from 1986 until the 1996 merger. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive National Association of Securities Dealers, Inc. licenses. He is also a member of the NAREIT. Mr. May received his Bachelor's degree from the University of Illinois and received his MBA degree from The University of Chicago.

        Matthew S. Dominski.    Mr. Dominski was first elected to the Board of Trustees in 2001. Mr. Dominski currently is managing director of Polaris Capital, LLC a Chicago-based investment firm. From November 2000 until May 2002, Mr. Dominski was President of Rodamco North America, and its wholly owned subsidiary, Urban Retail Properties, Co., an owner and operator of retail properties throughout the United States. From 1993 through November 2000, Mr. Dominski was President and then Chief Executive Officer of Urban Shopping Centers, Inc. In November 2000, Urban Shopping Centers, Inc. was acquired by Rodamco North America. He currently serves as a trustee of the International Council of Shopping Centers, the largest trade group of the shopping center industry. Mr. Dominski received his Bachelor's degree from Trinity College in Hartford, Connecticut, and received his MBA degree from The University of Chicago.

        Patrick R. Hunt.    Mr. Hunt, currently President and Chief Operating Officer and a member of the Board of Trustees, joined the Company in 1997 and has had general supervisory responsibility for the Company's operating activities since then. From 1983 until 1997, Mr. Hunt was employed by Jones Lang LaSalle (formerly LaSalle Partners), a Chicago-based provider of international real estate services. At Jones Lang LaSalle, Mr. Hunt most recently served as a managing director of portfolio management and client servicing of Jones Lang LaSalle's commingled fund investments. Prior to that, he served as Administrative Head of Jones Lang LaSalle's Los Angeles corporate office. From 1975 to 1983, Mr. Hunt was employed by Harris Trust and Savings Bank in Chicago, where he served as a Vice President in the Corporate Banking Department. Mr. Hunt is a member of the Pension Real Estate Association and NAREIT. He received his Bachelor's degree from Northwestern University and his MBA degree from The University of Chicago.

        Daniel P. Kearney.    Mr. Kearney has served as a member of the Board of Trustees since 1998. Mr. Kearney currently is an independent financial consultant. From 1990 through February 1998, Mr. Kearney was employed by Aetna Inc., a diversified insurance and financial services company. He most recently served as Executive Vice President and Chief Investment Officer of Aetna Inc. and as President of Aetna Retirement Services. Mr. Kearney currently serves as a member of the Board of Directors of: MBIA, Inc., a municipal bond financial guarantee company that is listed on the NYSE; MGIC Investment Corporation, a holding company listed on the NYSE that, through a wholly owned subsidiary, provides private mortgage insurance; and Fiserv, Inc., a Nasdaq company that is a provider of data processing and information management services. Mr. Kearney received his Bachelor's degree and Master's degree from Michigan State University and received his JD degree from The University of Chicago.

        Leandra R. Knes.    Ms. Knes has served as a member of the Board of Trustees since 2002. Ms. Knes is the Chief Executive Officer, President and Chief Investment Officer of PPM America, Inc. ("PPMA"), a wholly owned subsidiary of Prudential, plc, one of Great Britain's largest insurers. PPMA is an investment manager responsible for Prudential's North American portfolio and manages over $55 billion in assets. Ms. Knes has been with PPMA since 1997. Prior to joining PPMA, Ms. Knes was Chief Investment Officer of a division of Aetna Inc. Ms. Knes received her Bachelor's degree from Purdue University and her MBA degree from The University of Chicago.

        Donald E. Phillips.    Mr. Phillips has served as a member of the Board of Trustees since 1992. Mr. Phillips currently is retired. From 1960 until 1980, Mr. Phillips served as a corporate executive in a variety of capacities for International Minerals & Chemicals Corporation of Northbrook, Illinois, and, from 1976 to 1980, he was Group President & CEO of IMC Industry Group, Inc. ("IMC"), a chemical and minerals firm. From 1980 until 1988, he served as Group President and CEO of Pitman Moore, Inc., then a wholly owned subsidiary of IMC. Mr. Phillips received his Bachelor's degree from Mississippi College and received his MBA degree from the University of Mississippi. He is also a graduate of the Executive Program in Business Administration in the Graduate School of Business, Columbia University, and he is a recipient of an Honorary Doctor of Laws degree from Mississippi College.

        James E. Schrager.    Mr. Schrager has served as a member of the Board of Trustees since 2001. Mr. Schrager is a Clinical Professor of Entrepreneurship and Strategy at The University of Chicago Graduate School of Business. He is the founder and President of Great Lakes Group, a management-consulting group, not affiliated with Great Lakes REIT, that specializes in business strategy consulting, and is the Managing Director of Master Mini Warehouse, LLP. Mr. Schrager received his Bachelor's degree from Oakland University in Rochester, Michigan, his MBA degree from the University of Colorado, his JD from DePaul University and his PhD degree from The University of Chicago. Mr. Schrager also is a Certified Public Accountant.

        Richard E. Terry.    Mr. Terry has served as a member of the Board of Trustees since 2002. Mr. Terry is currently retired. From 1990 until 2002 Mr. Terry was Chairman and Chief Executive Officer of Chicago-based Peoples Energy Corporation, a diversified energy firm with several business lines including natural gas distribution, power generation and oil and gas production. Mr. Terry currently serves as a member of the board of directors of Amsted Industries, a diversified industrial products manufacturing firm, and Harris Financial Corporation, which is a bank holding company for banking and financial products companies. Mr. Terry received his Bachelor's degree from St. Norbert College, De Pere, Wisconsin, and his JD degree from the University of Wisconsin—Madison.

        Richard L. Rasley.    Mr. Rasley co-founded the Company in 1992 and has served as an executive officer of the Company since its inception. Mr. Rasley is currently the Executive Vice President, Secretary and Co-General Counsel of the Company and has served in such capacities since the April 1996 merger with Equity Partners, with general supervisory responsibility for administrative and legal matters. From 1987 until April l, 1996, Mr. Rasley was an officer and shareholder of Equity Partners. Mr. Rasley is a Certified Public Accountant, holds several inactive NASD licenses, and is a member of the Illinois Bar and NAREIT. Mr. Rasley received his Bachelor's Degree from the University of Iowa and his MBA and JD degrees from the University of Illinois.

        James Hicks.    Mr. Hicks, is currently Chief Financial Officer and Treasurer of the Company. Mr. Hicks joined Equity Partners in 1994 and currently has general supervisory responsibility for the finance and accounting activities of the Company. Mr. Hicks has served as Chief Financial Officer and Treasurer of the Company since the April 1996 merger with Equity Partners. From 1989 to 1993, Mr. Hicks was employed by JMB Institutional Realty Corporation, which was a real estate adviser to pension funds and other institutional investors, as a vice president of portfolio management with responsibility for overall asset management of a portfolio of international and domestic commercial real estate properties. He received his Bachelor's degree in Accounting and Mathematics from Augustana College and his MBA degree from Northwestern University. Mr. Hicks is a Certified Public Accountant and is a member of the Illinois CPA Society and American Institute of Certified Public Accountants.

        Raymond M. Braun.    Mr. Braun, currently Chief Investment Officer, joined Equity Partners in May 1990 and currently has primary responsibility for all of the Company's real estate acquisition activities. Mr. Braun has served in such capacity since the April 1996 merger with Equity Partners. Prior to joining Equity Partners, Mr. Braun was employed from 1986 to 1990 by The Balcor Company, a major real estate investment company involved in all aspects of real estate including development, management, syndication and mortgage lending. Mr. Braun received his Bachelor's degree from the University of Illinois. Mr. Braun is a member of the National Association of Industrial and Office Park Realtors.

        Kim S. Mills.    Mr. Mills, Senior Vice President—Leasing, joined Equity Partners in January 1996. Mr. Mills has primary responsibility for all of the Company's leasing activities. Mr. Mills has served as an executive officer of the Company in his present capacity since the April 1996 merger with Equity Partners. Prior to joining Equity Partners, Mr. Mills was employed by Simon Property Group REIT, a commercial property REIT, from 1992 to 1995 as a regional manager with responsibility for overall portfolio management of high rise office buildings totaling over four million square feet. Mr. Mills received his Bachelor's degree from Ohio Northern University and has a Real Property Administrator designation from the Building Owners and Managers Association.

        Edith M. Scurto.    Ms. Scurto is currently the Senior Vice President—Medical Office Properties of the Company. Ms Scurto joined Equity Partners in December 1986. In August 1987, she assumed responsibility for the Advisor's property management activities. Ms. Scurto became an executive officer of the Company in December 1997, serving as Senior Vice President—Property Management until October 2002 and in her present capacity since that time as discussed below. Until October 2002, she managed or oversaw the management of all of Equity Partners' and the Company's properties, and was involved with virtually every aspect of property management, reporting, improvement and maintenance. In October 2002, Ms. Scurto assumed responsibility for general business management and operations of the Company's medical office properties. Ms. Scurto is a current member of the Institute of Real Estate Management, maintains an Illinois Real Estate Sales Person License and is a Certified Property Manager.

Involvement in Legal Proceedings

        On January 23, 2004, a lawsuit was filed in the Circuit Court of Cook County, Illinois, as a purported class action on behalf of the Company's shareholders, asserting claims against the Company's trustees and the Company for alleged breach of fiduciary duties in connection with the proposed merger with Transwestern and the sales contracts for the portfolio of medical office buildings and the Minnesota properties. The lawsuit claims that the transactions improperly favored the Company's trustees and Transwestern at the expense of the interests of the Company and its public shareholders. The Company believes the claims asserted in this lawsuit are without merit and intends to vigorously defend the lawsuit.

Audit Committee

        The Audit Committee of the Board of Trustees of the Company (the "Audit Committee") was established by the Board of Trustees in 1994. The Audit Committee Charter adopted by the Board of Trustees gives the Audit Committee responsibility for: the engagement of independent auditors; reviewing the independent auditor's quality control; reviewing the independence of the Company's independent auditors; reviewing with the independent auditors the plans and results of the audit engagement; considering the range of audit and non-audit professional fees and reviewing those fees with the independent accountants and management; reviewing the adequacy of the Company's internal accounting controls; reviewing the Company's earnings press releases; and assessing the adequacy of the Audit Committee Charter, among other designated duties. As described in the Audit Committee Charter, the Audit Committee is required to be comprised of three or more members of the Board of Trustees who meet the independence criteria of (a) the rules of the NYSE, as such requirements are interpreted by the Board in its business judgment and as set forth in the Company's Corporate Governance Guidelines, and (b) Section 301 of the Sarbanes-Oxley Act of 2002 and any rules promulgated thereunder by the Securities and Exchange Commission. The current members of the Audit Committee are Messrs. Terry (Chairman), Schrager and Phillips, and Ms. Knes.

        The Board of Trustees has determined that all members of the Audit Committee are independent and that Mr. Terry meets the requirements to be designated as the Audit Committee's financial expert. The Audit Committee financial expert has an understanding of generally accepted accounting principles and financial statements, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities, an understanding of internal control over financial reporting and an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's trustees and executive officers, and holders of 10% or more of the outstanding Common Shares, to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Common Shares with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms that they file. Based solely upon a review of these filings and written representations from the Company's trustees and executive officers that no other reports were required, the Company notes that no Section 16(a) reports related to 2003 were delinquent.

Code of Ethics

        The Company has adopted a code of business conduct and ethics that applies to all employees, including its Chief Executive Officer and Chief Financial Officer. The code of business conduct and ethics is available on the Company's website at www.greatlakesreit.com under the Corporate Governance tab. A copy of the code of business conduct and ethics is available, upon request, free of charge by writing the Secretary of the Company as follows: Great Lakes REIT, 823 Commerce Drive, Oak Brook, Illinois, 60523.

ITEM 11—EXECUTIVE COMPENSATION

  Summary Compensation Table

        The table below sets forth the summary compensation of the Chief Executive Officer and the four other most highly paid executive officers of the Company (the "Named Executive Officers") based on the aggregate compensation paid to such officers in 2003.

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	Restricted Share Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(1)
Richard A. May Chief Executive Officer	2003 2002 2001	318,694 306,731 299,250	135,445 76,683 68,828	— — —	— — —	— — —	— — —	18,795 29,958 9,413
Patrick R. Hunt President	2003 2002 2001	285,725 256,655 250,394	121,433 64,164 58,843	— — —	— — —	68,400 — —	— — —	17,015 15,784 15,245
Richard L. Rasley Executive Vice President	2003 2002 2001	169,901 163,524 151,939	57,766 32,705 29,913	— — —	— — —	54,410 — —	— — —	9,115 8,204 7,656
Raymond M. Braun Chief Investment Officer	2003 2002 2001	184,507 177,581 173,250	78,415 44,395 43,313	— — —	— — —	— — —	— — —	16,508 15,619 15,215
James Hicks Chief Financial Officer	2003 2002 2001	184,507 177,581 173,250	78,415 35,516 34,650	— — —	— — —	32,000 — —	— — —	10,703 9,784 9,245

(1)
These amounts represent payments made by the Company for financial planning services and group life and health insurance premiums.

Option/SAR Grants in Fiscal 2003

        The following table sets forth certain information regarding share purchase options granted to and exercised by the Named Executive Officers during 2003 and the share purchase options held by them as of December 31, 2003. The Company granted no SARs during 2003.

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)($)
	Number of Securities Underlying Options/SARS Granted (1)	% of Total Options/SARS Granted to Employees in Fiscal Year
Name			Exercise Price ($/Share)	Expiration Date
					5%	10%
Richard A. May	—	—	—	—	—	—
Patrick R. Hunt	68,400	26.54%	14.50	4/17/13	$623,738	$1,580,674
Richard L. Rasley	54,410	21.11%	14.50	4/17/13	$496,163	$1,257,375
Raymond M. Braun	—	—	—	—	—	—
James Hicks	32,000	12.42%	14.50	4/17/13	$291,807	$739,497

(1)
Such options were granted on April 17, 2003 under the Incentive Plan. Options on one-third of the shares covered thereby become exercisable on the anniversary of the date of the grant, April 17, 2003, in each of the years 2004, 2005 and 2006. Such options expire upon the earliest of:

  (i) April 17, 2013, (ii) one year after the termination of the optionee's employment due to death or disability or (iii) three months after the termination of the optionee's employment for any other reason. All such options become exercisable in full upon a change in control of the Company.

(2)
Based on a ten-year term and annual compounding, the 5% and 10% calculations are set forth in compliance with Securities and Exchange Commission rules. The appreciation calculators are not necessarily indicative of future values of options or of the Common Shares.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option/SAR Values

        The following table sets forth information concerning all share purchase options exercised during fiscal 2003 and unexercised share purchase options held at the end of that fiscal year by the Named Executive Officers.

			Number of Underlying Unexercised Options at 12/31/03		Value of Unexercised In-the-Money Options/SARS at 12/31/03 (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (# of Shares)	Unexercisable (# of Shares)	Exercisable ($ Value)	Unexercisable ($ Value)
Richard A. May	—	—	198,291	—	26,459	—
Patrick R. Hunt	—	—	115,900	68,400	24,362	82,080
Richard L. Rasley	—	—	105,025	54,410	14,831	65,292
Raymond M. Braun	—	—	103,014	—	13,836	—
James Hicks	2,150	33,775	33,450	32,000	—	38,400

(1)
Value based on the per share closing price of the Common Shares of $15.70 on December 31, 2003, as reported on the NYSE Composite Tape, minus the exercise price.

Compensation of Trustees

        Members of the Board of Trustees and committees thereof who are not employees of the Company ("Non-Employee Trustees") receive an annual retainer fee of $16,000 plus fees of $1,000 for each day on which they attend a meeting of the Board of Trustees in person, $500 for each day on which they attend a meeting of a committee of the Board of Trustees in person and $250 for each day on which they participate telephonically in a meeting of the Board of Trustees or a committee thereof. The Company reimburses each Non-Employee Trustee for expenses incurred in attending meetings. In addition, Non-Employee Trustees currently are eligible to be granted annual options to purchase up to 5,000 Common Shares under the Incentive Plan at a price equal to the fair market value of the Common Shares as of the end of each fiscal year. As compensation for services performed during 2003, each of Messrs. Dominski, Kearney, Phillips, Schrager and Terry and Ms. Knes received an option to purchase 5,000 Common Shares at an exercise price of $15.88 per share. Such options were exercisable when granted and will expire on the earlier of December 31, 2013 or six months after a trustee is removed by the shareholders for cause pursuant to the Company's Declaration of Trust.

        During the period of 30 days after any "change in control," a person entitled to exercise an option granted under the Incentive Plan may elect to require the Company to purchase all or any portion of such option at a purchase price equal to the difference between the fair market value and the option exercise price. For purposes of the Incentive Plan, a "change in control" means (i) certain consolidations or mergers of the Company; (ii) certain sales of all or substantially all of the assets of the Company; (iii) the filing of a Schedule 13D or Schedule TO under the Exchange Act disclosing that any person had become the beneficial owner of 20% or more of the issued and outstanding shares of voting securities of the Company; (iv) certain filings of reports or proxy statements with the Securities and Exchange Commission; or (v) during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board of Trustees cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new member of the Board of Trustees was approved by a vote of at least two-thirds of the members of the Board of Trustees then still in office at the beginning of any such period.

        As cash compensation for their services in 2003, the Non-Employee Trustees earned the following amounts: Mr. Dominski, $33,050; Mr. Kearney, $31,350; Ms. Knes, $24,000; Mr. Phillips, $29,150; Mr. Schrager, $29,000; and Mr. Terry $29,900.

Employment Agreements

        The Company and each of the Named Executive Officers are parties to certain employment agreements (the "Employment Agreements"). Pursuant to the Employment Agreements, each of the Executive Officers has agreed to serve as an executive officer of the Company for a specified term, which for Messrs. May and Hunt is through June 30, 2005, and for Messrs. Rasley, Hicks and Braun is through June 30, 2004. However, the term of the Employment Agreements for Messrs. May and Hunt is automatically extended for an additional year commencing on the date two years prior to the termination date of such agreements. The term of the Employment Agreements for Messrs. Rasley, Hicks and Braun will be automatically extended for an additional year commencing on the date that is one year prior to the termination date of such agreements. Each of the Named Executive Officers has agreed to refrain from engaging in certain defined competitive activities for a one-year period following any termination for which he has received a payment under his Employment Agreement.

        Each Employment Agreement provides for compensation to be paid to the respective Named Executive Officer under four different scenarios. First, if the Named Executive Officer's employment is terminated for any reason other than for cause, his death or his permanent disability, or if he terminates his employment for "Good Reason," the Named Executive Officer will be entitled to receive a lump sum payment equal to two times the sum of: (1) his highest base pay for any period prior to the termination of his employment and (2) his most recent bonus percentage multiplied by such annual base pay. In addition, for a period of 12 months following any such termination, the Company will continue to provide the Named Executive Officer with employee benefits that are substantially similar to those he was receiving or entitled to receive prior to such termination. Second, if the Named Executive Officer's employment is terminated due to his permanent disability, the Named Executive Officer will be entitled to receive a lump sum payment equal to two times the sum of: (1) his highest base pay for any period prior to the termination of his employment and (2) his most recent bonus percentage multiplied by such annual base pay. In addition, for a period of 24 months following any such termination, the Company will continue to provide the Named Executive Officer with employee benefits that are substantially similar to those he was receiving or entitled to receive prior to such date. Third, if the Named Executive Officer's employment is terminated due to his death, his estate will be entitled to receive a lump sum payment equal to two times the sum of: (1) the Named Executive Officer's highest base pay for any period prior to the termination of his employment and (2) his most recent bonus percentage multiplied by such annual base pay. Fourth, in the event there has been a "Change in Control," if the Named Executive Officer's employment is terminated for any reason other than for cause, including as a result of the Named Executive Officer's death or permanent disability, during a 12-month severance period following any such Change in Control, each of Messrs. Rasley, Braun and Hicks will be entitled to receive a lump sum payment equal to two times, and each of Messrs. May and Hunt will be entitled to receive a lump sum payment equal to three times, the sum of: (1) his highest base pay for any period prior to the termination of his employment and (2) an amount equal to the product of such base pay multiplied by the greater of (a) a fraction, the numerator of which is the average of the aggregate amounts of incentive pay earned by the executive during each of the three then most recently completed fiscal years of the Company, and the denominator of which is the average of base pay (as in effect for each of the three then most recently completed fiscal years of the Company), or (b) a fraction, the numerator of which is the aggregate amount of incentive pay earned by the executive during the most recently completed fiscal year of the Company (or any successor thereto) and the denominator of which is the executive's base pay (as in effect for the most recently completed fiscal year of the Company or any successor thereto). In addition, for a period of 12 months following the termination of his employment, the Company will continue to provide the Named Executive Officer with employee benefits that are substantially similar to those he was receiving or entitled to receive prior to such termination. Any payments made by the Company pursuant to such Employment Agreements will be increased, or "grossed up," as required in the event the contractual payments to any of the Named Executive Officers become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986.

        "Good Reason" is defined in the Employment Agreements as (1) the executive's resignation or retirement is requested by the Company other than for cause; (2) any significant change in the nature or scope of the executive's duties or level of authority and responsibility; (3) any reduction in the executive's applicable total compensation or benefits, other than a reduction in compensation or benefits applicable to substantially all of the Company's employees; (4) a breach by the Company of any other material provision of the Employment Agreement; or (5) a reasonable determination by the executive that, as a result of a Change in Control and a change in circumstances thereafter significantly affecting the executive's position, the executive is unable to exercise the prior level of the executive authority and responsibility. A "Change in Control" is deemed to occur under the Employment Agreements if (i) any person becomes the beneficial owner of 50% or more of the outstanding Common Shares, (ii) during any 24-month period, individuals who at the beginning of such period constitute the Board of Trustees (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Trustees; provided, however, that any individual becoming a trustee during such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the trustees then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of office is in connection with an actual or threatened contest for the election of trustees (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act or any successor rule) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board of Trustees, (iii) certain consolidations or mergers of the Company occur, (iv) certain sales, leases, exchanges or other transfers of all, or substantially all, of the assets of the Company occur or (v) the Company files a report or proxy statement with the Securities and Exchange Commission stating that a change in control of the Company has occurred or will occur in the future pursuant to any then-existing contract or transaction.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee currently consists of Messrs. Kearney (Chairman), Dominski and Schrager. During 2003, none of the Company's executive officers served on the board of directors of any entity whose directors or officers serve on the Compensation Committee. None of the members of the Compensation Committee is or has ever been an officer or employee of the Company or had any other relationship with the Company, except as a member of the Board of Trustees and as a shareholder.

        Pursuant to the Employee Loan Program, an aggregate principal amount of $2,958,156 in loans made to the Named Executive Officers by the Company was outstanding at December 31, 2003. Such loans bear interest, payable quarterly, of 6.83%, the interest rate of borrowings under the largest of the Company's fixed rate mortgage loans. See "—Limited Purpose Employee Loan Program" for a description of such loans.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Shares as of March 1, 2004 by (1) each trustee, (2) each of the Named Executive Officers, (3) all trustees and executive officers of the Company as a group and (4) each other person who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Shares. Unless otherwise indicated in a footnote, all such Common Shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
Barclays Global Investors, NA and Barclays Global Fund Advisors(2) 45 Fremont Street San Francisco, CA 94105	1,048,881	6.52%
Raymond M. Braun, Chief Investment Officer(3)	268,283	1.7%
Matthew S. Dominski, Trustee(4)	15,000	*
James Hicks, Chief Financial Officer(5)	90,416	*
Patrick R. Hunt, President, Chief Operating Officer and Trustee(6)	139,791	*
Daniel P. Kearney, Trustee(7)	57,500	*
Leandra R. Knes, Trustee(8)	10,000	*
Richard A. May, Chairman and Chief Executive Officer(9)	742,480	4.6%
Donald E. Phillips, Trustee(10)	69,580	*
Richard L. Rasley, Executive Vice President and Co-General Counsel(11)	218,401	1.4%
James E. Schrager, Trustee(12)	15,000	*
Richard E. Terry, Trustee(13)	20,000	*
All trustees and executive officers as a group (11 persons)(14)	1,646,451	9.8%

*
Less than 1%

(1)
All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act.

(2)
As reported in a Schedule 13G filed with the Commission on February 13, 2004 by Barclays Global Investors, NA ("BGI"), a bank as defined in the Exchange Act, and Barclays Global Fund Advisors ("BGFA"), an investment advisor, (i) BGI has sole voting power as to 823,069 Common Shares and sole dispositive power as to 823,069 Common Shares and (ii) BGFA has sole voting power as to 137,503 Common Shares and sole dispositive power as to 137,503 Common Shares.

(3)
Includes 18,286 shares directly owned by Mr. Braun's spouse and options exercisable within 60 days of March 1, 2004 to purchase 103,014 Common Shares.

(4)
Includes options exercisable within 60 days of March 1, 2004 to purchase 15,000 Common Shares.

(5)
Includes options exercisable within 60 days of March 1, 2004 to purchase 33,450 Common Shares.

(6)
Includes options exercisable within 60 days of March 1, 2004 to purchase 115,900 Common Shares.

(7)
Includes options exercisable within 60 days of March 1, 2004 to purchase 30,000 Common Shares.

(8)
Includes options exercisable within 60 days of March 1, 2004 to purchase 10,000 Common Shares.

(9)
Includes 23,149 shares directly owned by Mr. May's spouse and options exercisable within 60 days of March 1, 2004 to purchase 198,291 Common Shares.

(10)
Includes 26,580 shares directly owned by a charitable trust for which Mr. Phillips serves as trustee and options exercisable within 60 days of March 1, 2004 to purchase 35,000 Common Shares.

(11)
Includes options exercisable within 60 days of March 1, 2004 to purchase 105,025 Common Shares.

(12)
Includes options exercisable within 60 days of March 1, 2004 to purchase 15,000 Common Shares.

(13)
Includes options exercisable within 60 days of March 1, 2004 to purchase 10,000 Common Shares.

(14)
Includes options exercisable within 60 days of March 1, 2004 to purchase an aggregate of 670,680 Common Shares.

        See the information regarding securities authorized for issuance under equity compensation plans included in Item 5 of Part II of this annual report on Form 10-K.

        See also the information regarding the Company's proposed merger with Transwestern included in Item 1 of Part I of this annual report on Form 10-K. If the merger is completed, it will result in a change in control of the Company.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Compensation Committee currently consists of Messrs. Kearney (Chairman), Dominski and Schrager. During 2003, none of the Company's executive officers served on the board of directors of any entity whose directors or officers serve on the Compensation Committee. None of the members of the Compensation Committee is or has ever been an officer or employee of the Company or had any other relationship with the Company, except as a member of the Board of Trustees and as a shareholder.

        Pursuant to the Employee Loan Program, an aggregate principal amount of $2,958,156 in loans made to the Named Executive Officers by the Company was outstanding at December 31, 2003. Such loans bear interest, payable quarterly, of 6.83%, the interest rate of borrowings under the largest of the Company's fixed rate mortgage loans. See "—Limited Purpose Employee Loan Program" for a description of such loans.

Limited Purpose Employee Loan Program

        In 1996, the Company established the Limited Purpose Employee Loan Program (the "Employee Loan Program") for the purpose of attracting and retaining certain key employees by facilitating their ability to participate in the Company's stock option program. Under the Employee Loan Program, the Compensation Committee authorized the Company to make loans and loan guarantees to, or for the benefit of, any employee of the Company to facilitate the ability to participate in the Incentive Plan. During 2001, the Compensation Committee indefinitely suspended the making of new loans under the Employee Loan Program pending a review of its utility in connection with the entire compensation program. In February 2002, the Compensation Committee extended the maturity date of all loans maturing in 2002 by one year, and determined that thereafter all loans would be payable upon maturity, and no new loans would be made under the Employee Loan Program. Prior to the 2001 suspension, under the Employee Loan Program, subject to certain limitations that became effective as of March 1, 1998, employees could borrow to fund up to 100% of (1) the cost of exercising share purchase options held by the employee or (2) individual income tax obligations that may arise as a result of aspects of the implementation of the Company's long-term incentive plans. Such loans bear interest, payable quarterly, of 6.83%, the interest rate of borrowings under the largest of the Company's fixed rate mortgage loans, are recourse to the employees and are secured by a pledge of the shares acquired by the employee through this program. Such loans mature on (i) the earlier of the fifth anniversary of the loan date and (ii) the date that is 60 days following the termination of employment. As of December 31, 2003, the aggregate total of outstanding employee loans was approximately $3.5 million and employees had pledged approximately 249,000 Common Shares to secure the outstanding loans.

        The following table summarizes the total loan repayments made by the Named Executive Officers during 2003:

Name	Total Borrowings Outstanding as of December 31, 2002($)	Total Loan Repayments During 2003($)	Loans repaid by Company repurchase of shares($)(1)	Loans forgiven in connection with repurchase of shares($)(1)	Total Borrowings Outstanding as of December 31, 2003($)
Richard A. May	4,140,701	3,544,286	—	—	596,415
Patrick R. Hunt	2,826,813	874,725	1,786,806	165,282	—
Richard L. Rasley	2,566,349	—	1,995,472	6,442	564,435
Raymond M. Braun	1,862,934	65,627	—		1,797,307
James Hicks	1,280,000	180,753	1,007,829	91,418	—

        The following table summarizes the annual maturities of the total outstanding borrowings of the Named Executive Officers as of December 31, 2003.

	Annual Maturing Balance of Loans to Named Executive Officers Outstanding as of December 31, 2003
				Total Balance Maturing by December 31, 2006($)
Name	During 2004($)	During 2005($)	During 2006($)
Richard A. May	337,247	259,168	—	596,415
Patrick R. Hunt	—	—	—	—
Richard L. Rasley	393,342	158,000	13,093	564,435
Raymond M. Braun	440,525	1,356,782	—	1,797,307
James Hicks	—	—	—	—

(1)
In connection with the Company's activities in 2003 related to alternatives to improve shareholder value, the Board of Trustees adopted a policy prohibiting employees from engaging in any trading of Company securities while the process was ongoing. Employees of the Company, including members of senior management who are affected by the provisions of the 2002 Sarbanes-Oxley Act, are required to repay certain maturing loans. These loans were made before 2001 under the Employee Loan Program, which was established in 1996 in connection with the option plan. In order to permit an orderly retirement of a portion of the outstanding loans during the trading blackout period in compliance with the Sarbanes-Oxley Act, the Company's Board of Trustees approved a voluntary share repurchase plan for all employees with outstanding loans.

        The share repurchase plan provided for loan retirement in consideration for the shares securing the loans. The Company has repurchased an aggregate of 474,608 shares from officers and employees that were securing an aggregate of $7,302,000 in outstanding loans. The price used in connection with the repurchase program was $14.67 per Common Share, which was the average of the closing prices of the Common Shares on the NYSE for the five-day period ending April 10, 2003. As part of the Board-

approved repurchase program, the Company has forgiven loan balances totaling $414,000. Such loan forgiveness and related costs, has been reflected as employee share loan termination expense in 2003. Messrs. Hunt, Rasley and Hicks tendered 121,800, 136,024, and 68,700 shares, respectively, in connection with this plan and repaid loan amounts of $1,786,806, $1,995,472, and $1,007,829, respectively. In connection with the repurchase of shares, Messrs. Hunt, Rasley and Hicks received loan forgiveness of $165,282, $6,442 and $91,418 in 2003, respectively.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Audit Engagement: Ernst & Young LLP was engaged as the Company's independent auditor for fiscal years 2003 and 2002. All fees incurred in the years ended December 31, 2003 and 2002 were approved by the Audit Committee of the Board of Trustees.

        Audit Fees: Audit fees for the audit of the Company's annual financial statements included in the Company's annual report on Form 10-K and those financial statements included in the Company's quarterly reports on Form 10-Q by Ernst & Young LLP for the years ended December 31, 2003 and 2002 totaled $136,000 and $112,500, respectively.

        Audit-Related Fees: During the year ended December 31, 2003, audit-related fees billed to the Company by Ernst & Young LLP totaled $3,400 for services related to the impact of certain requirements of the Sarbanes-Oxley Act on the Company. Audit-related fees billed to the Company by Ernst & Young LLP during the year ended December 31, 2002 were $42,000 for services related to property level audits for properties acquired by the Company during 2002.

        Financial Information Systems Design and Implementation Fees: The Company did not engage Ernst & Young LLP or any affiliate to provide advice to the Company regarding financial information systems design and implementation during the years ended December 31, 2003 and 2002.

        Tax Fees: Fees billed to the Company by Ernst & Young LLP during 2003 and 2002 for all tax services rendered to the Company totaled $75,000 and $75,263, respectively. Tax services included preparation of Federal and state tax returns and tax advice related to tax deferred exchange transactions entered into by the Company.

        Other Fees: The Company did not engage Ernst & Young LLP or any affiliate to provide service to the Company for other matters for the years ended December 31, 2003 and 2002.

        The Audit Committee has set a policy that all fees incurred by the Company for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2003 were pre-approved by the Audit Committee.

        The Audit Committee is comprised of four Independent Trustees and operates under a written charter adopted by the Board of Trustees. The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Trustees. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

        The Audit Committee has the sole authority to retain and terminate the Company's independent auditors and approves all fees paid to the independent auditors. During 2003 and 2002, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Company, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

        The Audit Committee discussed with the Company's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Trustees (and the Board has approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2003.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)    1.    See Index to Financial Statements beginning on Page F-1 of this report.

                 2.    See Index to Financial Statements beginning on Page F-1 of this report.

        All other schedules are not submitted because the required criteria have not been met, or because the required information is included in the consolidated financial statements or notes thereto.

                 3.    Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of January 21, 2004, among Great Lakes REIT, Great Lakes REIT, L.P., Aslan Realty Partners II, L.P. and Transwestern Superior Acquisition, L.L.C. (incorporated by reference Exhibit 2.1 of the Company's Current Report on Form 8-K dated January 22, 2004).
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
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form-10-K for the year ended December 31, 2002).
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
4.4	Loan Agreement dated June 1, 2001 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2001).
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
4.8
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
4.14
Promissory Note with a principal amount of $40 million between the Company and Metropolitan Life Insurance Company dated January 16, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 16, 2003).
4.15	Mortgage Note with a principal amount of $31.5 million between the Company and Bank One, NA, dated March 24, 2003.
4.16	Form of the Loan Agreement between the Company and Bank One, NA, dated March 24, 2003.
10.1
Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (the "Partnership Agreement") (incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997).
10.2	First Amendment to the Partnership Agreement, dated February 6, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11(File No. 333-22619) (the "S-11")).

10.3	Second Amendment to the Partnership Agreement, dated February 10, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.4	Third Amendment to the Partnership Agreement, dated May 22, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	Fourth Amendment to the Partnership Agreement, dated December 23, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 1998).
*10.6
The Amended and Restated Great Lakes REIT Equity and Performance Incentive Plan (the "Incentive Plan") (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A dated April 18, 2001).
*10.7
Form of Option Agreement for use in connection with options granted under the Incentive Plan; during 2003, Patrick R. Hunt, Richard L. Rasley and James Hicks received 68,400, 54,410 and 32,000 options, respectively.
*10.8	Form of Option Agreement for use in connection with options granted to independent trustees under the Incentive Plan.
*10.9	Form of Amended and Restated Employment Agreement dated June 1, 2000 between the Company and each of Richard A. May and Patrick R. Hunt.
*10.10	Form of Amended and Restated Employment Agreement dated June 1, 2000 between the Company and each of Raymond M. Braun, James Hicks and Richard L. Rasley.
*10.11	Form of Amended and Restated Employment Agreement dated June 1, 2000 between the Company and each of Kim S. Mills and Edith M. Scurto.
*10.12	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement dated January 9, 1997).
*10.13
Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
*10.14
Form of Restricted Shares Agreement; no restricted shares were granted to Named Executive Officers in 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form-Q for the period ended June 30, 2000).
*10.15
Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney (set forth on the signature page hereof).
31.1	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*
Management contract or compensation plan or arrangement.

(b)
Reports on Form 8-K:

        During the fourth quarter ended December 31, 2003, the Company filed or furnished the following reports on Form 8-K:

          Item 12 Form 8-K, dated and furnished November 7, 2003, reporting the results of operations and financial condition for the period ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2004.

GREAT LAKES REIT

By:	/s/ RICHARD A. MAY Richard A. May Chairman of the Board of Trustees and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 10th day of March, 2004.

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

Great Lakes REIT

        Schedules, other than as listed above, are omitted because they are not applicable or the equivalent information has been included elsewhere herein.

REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders

Great Lakes REIT

        We have audited the accompanying consolidated balance sheets of Great Lakes REIT as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002, Great Lakes REIT adopted the provisions of Statements of Financial Standards No. 142, "Goodwill and Other Intangible Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                      Ernst & Young LLP

Chicago, Illinois
January 22, 2004,
except for the last paragraph of Note 14,
as to which the date is March 2, 2004

Great Lakes REIT

Consolidated Balance Sheets

(In Thousands, except per share data)

	December 31,
	2003	2002
Assets
Properties:
Land	$64,067	$66,540
Buildings and improvements	527,576	526,026

	591,643	592,566
Less accumulated depreciation	(77,848)	(66,761)

	513,795	525,805
Cash and cash equivalents	2,720	5,061
Real estate tax escrows	114	69
Rents receivable	8,336	6,261
Deferred financing and leasing costs, net of accumulated amortization	9,036	9,110
Goodwill	1,061	1,061
Other assets	2,220	1,614

Total assets	$537,282	$548,981

Liabilities and shareholders' equity
Secured bank loan payable	$17,000	$36,000
Mortgage loans payable	288,702	275,050
Bonds payable	3,245	3,620
Accounts payable and accrued liabilities	5,716	3,740
Accrued real estate taxes	14,392	14,872
Dividends payable	2,477	2,539
Prepaid rent	4,388	4,044
Security deposits	1,492	1,617

Total liabilities	337,412	341,482

Minority interests	684	677

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest ($0.01 par value, 10,000 shares authorized; 1,500 9 3/4% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding)	37,500	37,500
Common shares of beneficial interest ($0.01 par value, 60,000 shares authorized; 16,089 and 16,550 shares issued and outstanding in 2003 and 2002, respectively)	161	165
Paid-in-capital	201,468	208,319
Retained earnings (deficit)	(34,193)	(19,765)
Employee share purchase loans	(3,493)	(16,154)
Deferred compensation	(1,745)	(2,035)
Accumulated other comprehensive income (loss)	(512)	(1,208)

Total shareholders' equity	199,186	206,822

Total liabilities and shareholders' equity	$537,282	$548,981

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Income and Comprehensive Income

(In Thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Revenues:
Rental	$79,554	$76,267	$71,942
Reimbursements	22,208	21,385	20,351
Parking	458	494	418
Telecommunications	253	176	448
Tenant service	416	383	414
Interest	572	1,319	1,532
Other	1,777	1,064	581

Total revenues	105,238	101,088	95,686

Expenses:
Real estate taxes	17,379	16,307	14,935
Other property operating	30,755	26,834	23,960
General and administrative	5,837	5,241	4,993
Employee share loan termination cost	511	—	—
Interest	17,645	15,502	14,331
Depreciation and amortization	21,615	19,836	17,904

Total expenses	93,742	83,720	76,123

Income before discontinued operations and allocation to minority interests	11,496	17,368	19,563
Minority interests	66	65	52

Income from continuing operations	11,430	17,303	19,511
Discontinued operations, net (including gain on sale of properties of $4,024 and $7,789 in 2003 and 2002, respectively)	4,041	9,149	2,109

Net income	15,471	26,452	21,620
Income allocated to preferred shareholders	3,656	3,656	3,656

Net income applicable to common shares	$11,815	$22,796	$17,964

Earnings per common share from continuing operations—basic	$0.48	$0.83	$0.96

Earnings per common share—basic	$0.74	$1.39	$1.09

Weighted average common shares outstanding—basic	16,033	16,372	16,520

Diluted earnings per common share from continuing operations	$0.48	$0.83	$0.95

Diluted earnings per common share	$0.73	$1.38	$1.08

Weighted average common shares outstanding—diluted	16,162	16,522	16,655

Comprehensive income:
Net income	$15,471	$26,452	$21,620
Change in fair value of interest rate swap agreements	696	(1,707)	499

Total comprehensive income	$16,167	$24,745	$22,119

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in Thousands)

	Years ended December 31,
	2003	2002	2001
Preferred Shares
Balance at beginning of period	$37,500	$37,500	$37,500

Balance at end of period	37,500	37,500	37,500

Common Shares
Balance at beginning of period	165	165	167
Exercise of share options	1	—	—
Shares repurchased in connection with employee share loan termination	(5)	—	—
Purchase of treasury shares	—	—	(2)

Balance at end of period	161	165	165

Paid-in capital
Balance at beginning of period	208,319	208,065	211,301
Exercise of share options	107	254	412
Shares repurchased in connection with employee share loan termination	(6,958)	—	—
Purchase of treasury shares	—	—	(3,648)

Balance at end of period	201,468	208,319	208,065

Retained earnings (deficit)
Balance at beginning of period	(19,765)	(15,927)	(7,176)
Net income	15,471	26,452	21,620
Distributions/dividends	(29,899)	(30,290)	(30,371)

Balance at end of period	(34,193)	(19,765)	(15,927)

Employee share purchase loans
Balance at beginning of period	(16,154)	(20,083)	(20,096)
Repayment of loans	5,359	3,929	277
Loans retired in connection with employee share loan termination	7,302	—	—
Exercise of share options	—	—	(264)

Balance at end of period	(3,493)	(16,154)	(20,083)

Deferred compensation
Balance at beginning of period	(2,035)	(2,325)	(2,623)
Amortization of deferred compensation	290	290	298

Balance at end of period	(1,745)	(2,035)	(2,325)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(1,208)	499	—
Change in fair value of interest rate swap agreements	696	(1,707)	499

Balance at end of period	(512)	(1,208)	499

Total shareholders' equity	$199,186	$206,822	$207,894

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,471	$26,452	$21,620
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	22,022	21,077	19,852
Gain on sale of properties, net	(4,024)	(7,789)	—
Other non-cash items	770	355	350
Net changes in assets and liabilities:
Rents receivable	(2,075)	400	1,067
Real estate tax escrows and other assets	(108)	(602)	(903)
Accounts payable, accrued expenses and other liabilities	(344)	1,577	(1,935)
Accrued real estate taxes	(480)	2,162	1,826
Payment of deferred leasing costs	(2,587)	(3,421)	(1,759)

Net cash provided by operating activities	28,645	40,211	40,118

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties	—	(86,361)	(56,759)
Additions to buildings and improvements	(17,768)	(16,020)	(12,241)
Proceeds from property sales, net	14,641	33,052	—
Other investing activities, net	(25)	8	(93)

Net cash used in investing activities	(3,152)	(69,321)	(69,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options	107	254	148
Proceeds from repayment of employee share loans	5,359	3,929	277
Proceeds from bank and mortgage loans payable	61,155	224,250	255,715
Distributions / dividends paid	(27,421)	(28,055)	(30,371)
Distributions to minority interests	(59)	(70)	(49)
Purchase of treasury shares	—	—	(3,650)
Payment of bank and mortgage loans and bonds	(66,878)	(166,658)	(189,548)
Payment of deferred financing costs and other items	(97)	(2,375)	(1,436)

Net cash provided by (used in) financing activities	(27,834)	31,275	31,086

Net increase (decrease) in cash and cash equivalents	(2,341)	2,165	2,111
Cash and cash equivalents, beginning of year	5,061	2,896	785

Cash and cash equivalents, end of year	$2,720	$5,061	$2,896

Supplemental disclosure of cash flow:
Interest paid	$16,524	$15,879	$14,552

Non-cash financing transactions:
Employee share loan termination	$7,302	—	—

Employee share purchase loans	—	—	$264

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Nature of Activities

        Great Lakes REIT, a Maryland real estate investment trust (the "Company"), was formed in 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban and medical office properties primarily located in the Midwest. At December 31, 2003, the Company owned and operated 44 properties primarily located in suburban areas of Chicago, Milwaukee, Detroit, Columbus, Minneapolis, Denver and Cincinnati. The Company leases office space to over 600 tenants in a variety of businesses.

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

        Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 2003, 2002 and 2001, depreciation expense amounted to $19,333, $17,912 and $17,256, respectively. Fully depreciated assets of $6,123, $4,714 and $4,109 were written off in 2003, 2002 and 2001, respectively.

Deferred Costs

        Deferred costs consist principally of financing fees and leasing commissions that are amortized over the terms of the respective agreements. Upon early termination of leases, unamortized leasing costs are charged to expense.

Revenue Recognition

        Minimum rentals are recognized on a straight-line basis over the term of the related leases. Deferred rents receivable at December 31, 2003 and 2002 were $7,866 and $5,823, respectively. Additional rents from expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

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

Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company had $2,518 and $4,858, respectively, in a money market fund.

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

        As of December 31, 2003, properties net of accumulated depreciation, rents receivable, goodwill and prepaid rent have a federal income tax basis of approximately $518,801, $470, -0- and -0-, respectively.

Reconciliation of Net Income to Estimated Taxable Income (Unaudited)

        Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things. The following table reconciles the Company's net income to estimated taxable income for the years ended December 31, 2003, 2001 and 2000:

	2003	2002	2001
Net income	$15,471	$26,452	$21,620
Book/tax differences in depreciation and amortization	7,068	7,501	7,145
Book/tax differences in gain on sale of properties	(1,285)	(7,047)	—
Increase (decrease) in advanced rent payments	344	205	942
Deferred lease termination income	1,536	—	—
Restricted share and option compensation	531	290	(312)
Straight-line rent adjustments	(2,173)	(632)	174
Amortization of goodwill	—	—	74
Other, net	217	46	(100)

Estimated taxable income	$21,709	$26,815	$29,543

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

        The Company is a party to a swap agreement that expires in December 2004 and fixes the interest rate on $25,000 of the Company's variable rate debt at a maximum of 4.88% per annum. The Company is exposed to credit loss in the event of non-performance by counterparties under the agreement, but the Company does not expect non-performance by any of these counterparties. The amount of such exposure is generally limited to the amount of any payments due but not yet received from the counterparty.

        At December 31, 2003, the fair value of the swap agreement was a liability of $512 and is reflected as accumulated other comprehensive income (loss) in the consolidated balance sheet as of December 31, 2003. The change in fair value of the interest rate swap agreement has been reflected entirely in other comprehensive income in 2003 and 2002, as they are effective cash flow hedges.

Goodwill

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is not amortized but is subject to annual impairment tests in accordance with these Statements.

        The Company has performed the required impairment tests of goodwill as of December 31, 2003 and has determined that goodwill is not impaired as of that date.

Impairment and Disposal of Long-lived Assets

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The Company did not record any impairment losses in 2003, 2002 and 2001.

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

Reclassifications

        Certain accounts in 2001 have been reclassified to conform to the 2002 presentation. Such reclassifications did not affect the Company's financial position or the results of operations.

2.    Deferred Costs

        Deferred costs consisted of the following at December 31, 2003 and 2002:

	2003	2002
Deferred financing costs	$3,362	$4,538
Deferred leasing costs	10,903	10,487

	14,265	15,025
Less accumulated amortization	5,229	5,915

	$9,036	$9,110

        During the years ended December 31, 2003, 2002 and 2001, amortization of financing costs was $614, $1,100 and $497, respectively, and amortization of leasing costs was $1,972, $1,961 and $1,917, respectively. Deferred leasing costs, net, related to property dispositions of $172 and $478 were written off in 2003 and 2002, respectively. Fully amortized deferred costs of $2,772 and $1,820 were written off in 2003 and 2002, respectively.

3.    Long-Term Debt

        Mortgage loans payable aggregated $288,702 and $275,050 at December 31, 2003 and 2002, respectively. The mortgage loans payable require monthly payments of principal and interest. Interest rates at December 31, 2003, ranged from 2.47% to 7.44%.

        The Company has obtained a bank letter of credit to secure repayment of outstanding bonds payable in a face amount of approximately $3,684. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on one of the Company's properties. In the event performance is required under this guarantee, any payments made in satisfaction of the guarantee would be applied in satisfaction of debt service requirements relating to the underlying bonds that are reflected in the Company's consolidated balance sheets. Accordingly, any potential loss relating to this guarantee is minimal and no liability for such guarantee is reflected in the consolidated balance sheet. The Company's obligation under this guarantee will expire on June 1, 2009. The interest rate on the bonds (1.45% per annum at December 31, 2003) is reset weekly by the bond placement agent.

        On January 16, 2003, the Company entered into a 10-year mortgage loan in an amount of $40,000 secured by the medical office properties. This loan accrues interest at 5.43% per annum payable monthly along with monthly principal payments based on a 30-year amortization schedule.

        On March 24, 2003, the Company entered into a $31,500 secured credit facility. The facility bears interest at LIBOR plus 1.45% payable monthly (2.56% at December 31, 2003), has a term of three years and is secured by the Company's properties located in Dublin and Columbus, Ohio. Borrowings at December 31, 2003 totaled $17,000.

        The Company is a party to a swap agreement that expires in December 2004 and fixes the interest rate on $25,000 of the Company's variable rate debt at a maximum of 4.88% per annum.

        At December 31, 2003, the fair value of the swap agreements was a liability of $512 and is reflected as other assets and accumulated other comprehensive income in the consolidated balance sheet as of December 31, 2003.

        The following is a summary of principal maturities of mortgage loans, secured bank loan and bonds payable:

Year Ending December 31,	Amount
2004	$7,776
2005	8,243
2006	45,460
2007	18,314
2008	77,757
Thereafter	151,397

$308,947

        At December 31, 2003, properties with a carrying amount of approximately $512,624 were pledged as collateral under the various debt agreements.

4.    Share Options

        In 2001, the Company adopted the Amended and Restated Equity and Performance Incentive Plan (the "Incentive Plan") that allows the granting of options on shares to employees and members of the

Board of Trustees. The Incentive Plan, which superceded all previous plans, provides that 1,088,090 common shares were reserved for issuance after May 31, 2001. As of December 31, 2003, 643,641 common shares were available for future grant.

        For options granted in 2003, 2002 and 2001, the exercise prices at the dates of grant were equal to or greater than the fair value of the Company's shares.

        A summary of the Company's share option activity and related information for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Years ended December 31,
	2003		2002		2001
	Shares	Price per Share(a)	Shares	Price per Share(a)	Shares	Price per Share(a)
Outstanding at beginning of year	1,261,248	$16.32	1,180,299	$16.27	1,177,400	$16.23
Granted	287,699	$14.88	99,750	$16.65	57,000	$15.90
Exercised	102,033	$15.10	16,801	$15.13	37,668	$14.47
Cancelled	12,566	$16.25	2,000	$16.56	16,433	$16.05

Outstanding at end of year	1,434,348	$16.12	1,261,248	$16.32	1,180,299	$16.27

	Shares Exercisable	Price per Share(a)
As of December 31, 2003	1,121,898	$16.41
As of December 31, 2002	1,152,165	$16.31
As of December 31, 2001	1,023,026	$16.40

(a)
Weighted-average exercise price per share

        The weighted-average fair value of options granted is as follows:

Year ended December 31, 2003	$0.32
Year ended December 31, 2002	$0.65
Year ended December 31, 2001	$1.77

        The weighted-average life of options outstanding at December 31, 2003 was 5.97 years.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Risk-free Interest Rate	Dividend Yields	Volatility Factors	Weighted Average Expected Life
Year ended December 31, 2003	3.62%-4.09%	10.0-10.1%	0.179%	5 years
Year ended December 31, 2002	4.00%	9.73%	0.19%	5 years
Year ended December 31, 2001	5.13%	9.8%-10.2%	0.324%	5 years

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

        The effects on 2003, 2002 and 2001 pro forma net income and pro forma earnings per common share, both basic and diluted, of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years.

        For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows:

	Years ended December 31,
	2003	2002	2001
Net income as reported	$11,815	$22,796	$17,964
Less employee share option compensation at fair value	116	172	453

Pro forma net income	$11,699	$22,624	$17,511

Pro forma basic earnings per common share	$0.73	$1.38	$1.06

Pro forma diluted earnings per common share	$0.72	$1.37	$1.05

        The Company had a limited purpose employee loan program whereby employees may borrow all or a portion of the cost of exercising options on common shares held by the employee. Such loans bear interest at 6.83% which is payable quarterly, are recourse to the employees, had an original term of five years provided the employee remains employed by the Company and are secured by a pledge of the common shares acquired by the employee through this program. The Company suspended the program in 2001 and requires that all loans be repaid on their current maturity dates. As of December 31, 2003, employees had pledged 249,419 common shares as security for loan amounts outstanding of $3,493 due the Company. Such amount is reflected as a reduction of shareholders' equity until the loans are repaid. The maturity schedule for employee loans at December 31, 2003 is:

Years ended December 31,	Amount
2004	$1,171
2005	2,281
2006	41

$3,493

        In connection with the Company's activities in 2003 related to alternatives to improve shareholder value, the Board of Trustees adopted a policy prohibiting employees from engaging in any trading of Company securities while the process was ongoing. Employees of the Company, including members of senior management who are affected by the provisions of the 2002 Sarbanes-Oxley Act, are required to repay certain maturing loans. These loans were made before 2001 under the Company's employee loan program, which was established in 1996 in connection with the Company's option plan. In order to permit an orderly retirement of a portion of the outstanding loans during the trading blackout period in compliance with the Sarbanes-Oxley Act, the Company's Board of Trustees approved a voluntary share repurchase plan for all employees with outstanding loans.

        The share repurchase plan provided for loan retirement in consideration for the shares securing the loans. The Company has repurchased an aggregate of 474,608 shares from officers and employees that were securing an aggregate of $7,302 in outstanding loans. The price used in connection with the repurchase program was $14.67 per common share, which was the average of the closing prices of the common shares on the New York Stock Exchange for the five-day period ending April 10, 2003. As part of the Board-approved repurchase program, the Company has forgiven loan balances totaling $414. Such loan forgiveness and related costs, has been reflected as employee share loan termination expense in 2003.

        On April 17, 2003, the Board of Trustees granted an aggregate of 257,699 options to purchase common shares to those employees who elected to participate in the repurchase program. Of the options granted, 224,659 have an exercise price of $14.50 per share, the closing price of the common shares on April 17, 2003, and 33,040 have an exercise price of $16.55 per share.

5.    Restricted Share Grants

        On June 1, 2000, the Company issued 200,000 restricted common shares to certain officers and employees under the 1997 Equity and Performance Incentive Plan. The shares vest ten years from the date of issuance provided the recipient is still employed by the Company, but may vest earlier in increments during the period ending December 31, 2002 subject to the Company achieving certain performance objectives. Upon a change in control of the Company, up to 100,000 of the restricted shares issued to certain officers of the Company vest immediately. The total fair value of the restricted shares at the date of issuance ($3,138) is being amortized into expense over ten years on a straight-line basis, subject to adjustment when the Company determines that it is probable to achieve certain performance objectives which accelerate the full or partial vesting of the shares. Based on year 2000 performance, 33,336 shares vested to the participants. No additional shares vested in 2003, 2002 and 2001. The Company recorded compensation expense of $291, $290 and $298 in 2003, 2002 and 2001, respectively, related to the restricted share plan.

6.    Leases

        The Company leases office and industrial properties to tenants under noncancellable operating leases that expire at various dates through 2017. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses. The following is a summary of minimum future rental revenue under noncancellable operating leases:

Year ending December 31,	Amount
2004	$65,187
2005	53,221
2005	40,598
2007	30,744
2008	18,779
Thereafter	21,568

$230,097

        Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

7.    Dividends

        The Company paid dividends of $26,243, $26,634 and $26,715 to common shareholders of record during the calendar years 2003, 2002 and 2001, respectively. The Company has determined the common shareholders' treatment for Federal income tax purposes to be as follows:

	2003	2002	2001
Ordinary income	$15,269	$26,129	$26,715
Nontaxable return of capital	8,236	—	—
Unrecaptured Section 1250 gain	1,115	—	—
Long-term capital gains	1,623	505	—

Total	$26,243	$26,634	$26,715

        The Company paid dividends to preferred shareholders of record in 2003, 2002 and 2001 of $3,656, all of which represented ordinary income for Federal income tax purposes to the preferred shareholders.

8.    Property Acquisitions

        The following properties were acquired in 2002 and the results of their operations are included in the consolidated statements of income from their respective dates of acquisition.

Location	Date Acquired	Acquisition Cost
N19W24133 Riverwood Dr. Pewaukee, WI	1/30/2002	$8,652
1111 East Touhy Avenue Des Plaines, IL	8/1/2002	10,052
387 Shuman Boulevard Naperville, IL	10/15/2002	7,856
Medical Office Properties:
Good Shepherd POB I 27790 West Highway 22 Barrington, IL	10/1/2002	7,155
Good Shepherd POB II 27750 West Highway 22 Barrington, IL	10/1/2002	6,539
1020 E. Ogden Avenue Naperville, IL	10/1/2002	8,208
Good Samaritan POB I 3825 Highland Avenue Downers Grove, IL	10/1/2002	8,174
Good Samaritan POB II 3825 Highland Avenue Downers Grove, IL	10/1/2002	13,547
4400 West 95th Street Oak Lawn, IL	10/1/2002	8,275
2301/2315 East 93rd Street Chicago, IL	10/1/2002	4,423
17850 S. Kedzie Avenue Hazel Crest, IL 60429	10/1/2002	3,480

		$86,361

9.    Property Dispositions

        The Company sold four properties in 2003 and 2002 as follows:

Property	Date of Sale	Contract Price	Gain On Sale
165 and 175 Hansen Court Wood Dale, IL	7/8/2003	$3,922	$1,657
191 Waukegan Road Northfield, IL	9/12/2003	6,100	534
823 Commerce Drive Oak Brook, IL	12/15/2003	5,600	1,833

		$15,622	$4,024

160 Hansen Court Wood Dale, IL	4/22/2002	$2,322	$1,132
3400 Dundee Road Northbrook, IL	7/1/2002	8,175	3,835
305,315 and 325 Eisenhower Parkway Ann Arbor, MI	8/30/2002	21,800	2,216
180 Hansen Court Wood Dale, IL	11/22/2002	1,755	606

		$34,052	$7,789

        The sales proceeds from 160 Hansen Court were reinvested in 1111 Touhy Avenue, Des Plaines, Illinois. The sales proceeds from 3400 Dundee Road were reinvested in N9W24133 Riverwood Drive, Pewaukee, Wisconsin. The sales proceeds from 305, 315 and 325 Eisenhower Parkway were reinvested in Good Shepherd POB I, 27790 West Highway 22, Barrington, Illinois, Good Shepherd POB II, 27750 West Highway 22, Barrington, Illinois, Good Samaritan POB I, 3825 Highland Avenue, Downers Grove, Illinois and Good Samaritan POB II, 3825 Highland Avenue, Downers Grove, Illinois.

        The net book value of properties sold was $10,445 and $24,410 in 2003 and 2002, respectively.

        The components of discontinued operations for the years ended December 31, 2003, 2002 and 2001 are outlined below and include the results of operations through the date of each respective sale for the year ended December 31, 2003 and all operations for the years ended December 31, 2002 and 2001 related to properties sold in 2003 and 2002.

	Years ended December 31,
	2003	2002	2001
Revenues	$1,214	$5,026	$7,460

Expenses:
Real estate taxes and property operating expenses	790	2,424	3,403
Depreciation and amortization	407	1,242	1,948

Total expenses	1,197	3,666	5,351

Income from discontinued operations	17	1,360	2,109
Gain on sale of properties	4,024	7,789	—

Discontinued operations, net	$4,041	$9,149	$2,109

10.    Segment Information

        The Company had three reportable segments at December 31, 2003, distinguished by property type. The property types are office, office/service center and medical office. Office buildings are generally single-story or multi-story buildings used by tenants for office activities. The buildings generally have common area lobbies and other amenities including food service areas, atriums and limited underground parking facilities. Office/service center buildings generally are one-story buildings with no common areas. Tenant spaces generally have less than 100% office use with the non-office space used for showroom, technical or light storage purposes. Medical office properties are generally connected to or located near hospitals, and the tenants in those properties are health-care providers.

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

        A summary report of segment information for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Revenues
Office	$88,565	$92,585	$89,736
Office/service center	3,509	4,044	4,592
Medical office	10,419	2,508	—
Deferred rental revenues	2,173	632	(174)
Interest	572	1,319	1,532

Total	$105,238	$101,088	$95,686

Net operating income
Office	$47,365	$52,589	$52,778
Office/service center	1,712	2,121	2,655
Medical office	5,282	1,286	—

Total	$54,359	$55,996	$55,433

Depreciation and amortization
Office	$18,533	$17,411	$15,982
Office/service center	1,007	998	1,349
Medical office	1,544	507	—
Other	531	920	573

Total	$21,615	$19,836	$17,904

Interest expense
Office	$14,699	$14,326	$13,520
Office/service center	747	854	811
Medical office	2,199	322	—

Total	$17,645	$15,502	$14,331

Income before discontinued operations and allocation to minority interests:
Office net operating income	$47,365	$52,589	$52,778
Office depreciation	(18,533)	(17,411)	(15,982)
Office interest expense	(14,699)	(14,326)	(13,520)
Office service center net operating income	1,712	2,121	2,655
Office service center depreciation	(1,007)	(998)	(1,349)
Office service center interest expense	(747)	(854)	(811)
Medical office net operating income	5,282	1,286	—
Medical office depreciation	(1,544)	(507)	—
Medical office interest expense	(2,199)	(322)	—
Deferred rental revenue	2,173	632	(174)
Interest income	572	1,319	1,532
General and administrative	(5,837)	(5,241)	(4,993)
Employee share loan termination cost	(511)	—	—
Other depreciation	(531)	(920)	(573)

Income before discontinued operations and allocation to minority interests	$11,496	$17,368	$19,563

	As of December 31,
	2003	2002
Assets
Office	$444,537	$454,200
Office/service center	18,319	19,745
Medical office	59,678	60,379
Other	14,748	14,657

Total	$537,282	$548,981

	Years ended December 31,
	2003	2002	2001
Additions to properties
Office	$15,170	$41,452	$67,607
Office/service center	1,345	1,053	1,393
Medical office	1,253	59,876	—

Total	$17,768	$102,381	$69,000

11.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Numerator:
Income before discontinued operations	$7,774	$13,647	$15,855
Discontinued operations, net	4,041	9,149	2,109

Net income applicable to common shares	$11,815	$22,796	$17,964

Numerator for basic earnings per common share	$11,815	$22,796	$17,964
Minority interests	66	65	52

Numerator for diluted earnings per common share	$11,881	$22,861	$18,016

Denominator (in thousands):
Denominator for basic earnings per common share
Weighted average shares	16,033	16,372	16,520
Effect of dilutive securities:
Convertible operating partnership units	40	40	40
Employee share options and restricted shares	89	110	95

Denominator for diluted earnings per common share	16,162	16,522	16,655

Basic earnings per common share before discontinued operations	$0.48	$0.83	$0.96
Basic earnings per common share from discontinued operations	$0.26	$0.56	$0.13

Basic earnings per common share	$0.74	$1.39	$1.09

Diluted earnings per common share before discontinued operations	$0.48	$0.83	$0.95
Diluted earnings per common share from discontinued operations	$0.25	$0.55	$0.13

Diluted earnings per common share	$0.73	$1.38	$1.08

        The unvested restricted common share grants (166,664 shares at December 31, 2003) are excluded from the common shares used to compute basic earnings per share. The unvested restricted common shares are included in the shares used to compute fully diluted earnings per share using the treasury stock method whereby the unamortized deferred compensation related to these shares is assumed to be the exercise value of these shares.

        The Company had 40,199 operating partnership units held by non-affiliates of the Company outstanding at December 31, 2003, which are convertible to common shares on a one for one basis at the option of the holder.

12.    Fair Value of Financial Instruments

        The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amount reported for cash equivalents in the accompanying consolidated balance sheets approximated its fair value. The fair market value of mortgages payable at December 31, 2003 was $301,169 assuming market interest rates of 3.62% to 5.58%. The fair market value of mortgages payable at December 31, 2002 was $287,036 assuming a market interest rate of 4.73% to 5.35%. The carrying amounts of bonds payable and the secured bank loan payable approximated fair value at December 31, 2003 and 2002.

13.    Contingencies

        A REIT generally is not taxed at the corporate level on income that it currently distributes to its shareholders, provided that a number of technical requirements are satisfied on a continuing basis. In general, an entity that fails to qualify as a REIT is subject to federal and state income tax as a regular corporation, and distribution to its shareholders are not deductible in computing its taxable income. The Company is seeking clarification from the Internal Revenue Service ("IRS") with respect to satisfaction of certain technical requirements for qualification as a REIT. The Company is in the process of requesting from the IRS a private letter ruling with respect to this matter. A mutually satisfactory private letter ruling with the IRS is one of the conditions to closing the proposed merger transaction with Transwestern discussed in Note 14. There can be no assurance that the IRS will issue a private letter ruling to the Company with respect to this matter. Additionally, the IRS has a full range of penalty options at its disposal and any taxes, interest and penalties assessed, if any, may have a material adverse effect on the results of operations or financial condition of the Company.

14.    Subsequent Event

        In January 2004, the Company entered into the merger agreement with Transwestern, and sales contracts related to the portfolio of medical office buildings and Minnesota properties described above. Under the terms of the merger agreement, Transwestern has agreed to pay no less than $14.98 per share in cash to the shareholders of the Company upon the closing of the merger. Pursuant to the terms of the merger agreement, the Company is permitted to sell certain of its properties, including its portfolio of medical office buildings and Minnesota assets, to the extent the net proceeds from such sales exceed the agreed amounts for such properties specified by Transwestern in the merger agreement. The price per share to be paid by Transwestern will be increased to the extent the Company sells one or more of such properties with aggregate net proceeds from these sales in excess of the agreed amounts.

        Pursuant to the merger agreement with Transwestern, the Great Lakes REIT Board of Trustees suspended the payment of common share dividends in January 2004.

        The proposed merger with Transwestern is contingent on shareholder approval and certain other closing conditions but is not contingent on the completion of any of the additional property sales. The sales of the portfolio of medical office buildings and the Minnesota assets are not contingent on one another or the merger, and each of the proposed property sale transactions is subject to customary closing conditions. Great Lakes REIT expects that the property sale transaction for its property located at 2221 University Avenue SE, Minneapolis, Minnesota will close during the first quarter of 2004 and expects the merger to close in the second quarter of 2004. There can be no assurance, however, that

Great Lakes REIT will sell any of the other specified properties or that any of these properties, if sold, will be sold at a price that provides the additional consideration to Great Lakes REIT shareholders in the proposed merger with Transwestern.

        On March 1, 2004, the Company sold its portfolio of medical office properties for a contract price of $69,000. On March 2, 2004, the Company sold its property located at 2550 University Avenue W., St. Paul, Minnesota for a contract price of $35,000.

15.    Quarterly Financial Data (Unaudited)

	3/31/2003	6/30/2003	9/30/2003	12/31/2003
Revenues	$26,732	$26,931	$25,879	$26,117
Net income applicable to common shares	$2,730	$1,811	$3,411	$3,862
Basic earnings per common share	$0.17	$0.11	$0.21	$0.24
Diluted earnings per common share	$0.17	$0.11	$0.21	$0.24
	3/31/2002	6/30/2002	9/30/2002	12/31/2002
Revenues	$24,397	$25,089	$24,467	$27,456
Net income applicable to common shares	$4,268	$5,166	$9,450	$3,912
Basic earnings per common share	$0.26	$0.32	$0.58	$0.24
Diluted earnings per common share	$0.26	$0.31	$0.57	$0.24

Schedule III Real Estate and Accumulated Depreciation
(In Thousands)

			Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at December 31, 2003
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
1900 East Golf Road Schaumburg, IL	(C	)	$3,800	$20,212		$4,125	$3,800	$24,337	$28,137	$4,490	Dec-96	(A	)
1600 Golf Road Rolling Meadows, IL	$15,891		$1,800	$23,816		$1,762	$1,800	$25,578	$27,378	$1,992	Mar-01	(A	)
1750 East Golf Road Schaumburg, IL	(C	)	$2,300	$17,607		$1,017	$2,300	$18,624	$20,924	$3,087	Sep-97	(A	)
3000 Lakeside Drive Bannockburn, IL	(C	)	$5,300	$25,843		$1,020	$5,300	$26,863	$32,163	$1,713	Aug-01	(A	)
1011 Touhy Avenue Des Plaines, IL	(B	)	$720	$3,932		$4,542	$720	$8,474	$9,194	$2,341	Dec-93	(A	)
3030 Warrenville Road Lisle, IL	(C	)	$4,300	$13,787		$1,473	$4,300	$15,260	$19,560	$2,339	Sep-98	(A	)
1920 & 1930 N. Thoreau Drive Schaumburg, IL	$5,930		$2,600	$6,890		$838	$2,600	$7,728	$10,328	$814	Aug-00	(A	)
1660 Feehanville Drive Mount Prospect, IL	(C	)	$1,100	$4,304		$1,665	$1,100	$5,969	$7,069	$1,097	Aug-95	(A	)
175 Hawthorn Parkway Vernon Hills, IL	(B	)	$1,600	$4,721		$1,100	$1,600	$5,821	$7,421	$1,613	Sep-94	(A	)
1111 Touhy Avenue Des Plaines, IL	(C	)	$2,000	$8,052		$943	$2,000	$8,995	$10,995	$302	Aug-02	(A	)
387 Shuman Boulevard Naperville, IL	(B	)	$2,185	$5,671		$595	$2,185	$6,266	$8,451	$184	Oct-02	(A	)
Two Marriott Drive Lincolnshire, IL	(B	)	$610	$2,230		$220	$610	$2,450	$3,060	$447	Jul-96	(A	)
185 Hansen Court Wood Dale, IL	(C	)	$617	$944		$798	$617	$1,742	$2,359	$471	Jan-94	(A	)

Schedule III Real Estate and Accumulated Depreciation
(In Thousands)

			Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at December 31, 2003
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
3455, 3550, 3555 Salt Creek Lane Arlington Heights, IL	(C	)	$850	$4,333		$831	$850	$5,164	$6,014	$1,068	Oct-97	(A	)
601 Campus Drive Arlington Heights, IL	(B	)	$900	$2,264		$1,347	$900	$3,611	$4,511	$1,418	May-93	(A	)
Good Shepherd POB I 27790 West Highway 22 Barrington, IL	(D	)	Lease	$7,155		$147	$0	$7,302	$7,302	$229	Oct-02	(A	)
Good Shepherd POB II 27750 West Highway 22 Barrington, IL	(D	)	Lease	$6,539		$64	$0	$6,603	$6,603	$209	Oct-02	(A	)
Naperville POB 1020 E. Ogden Avenue Naperville, IL	(D	)	$1,290	$6,918		$180	$1,290	$7,098	$8,388	$222	Oct-02	(A	)
Good Samaritan POB I 3825 Highland Avenue Downers Grove, IL	(D	)	Lease	$8,174		$140	$0	$8,314	$8,314	$259	Oct-02	(A	)
Good Samaritan POB II 3825 Highland Avenue Downers Grove, IL	(D	)	Lease	$13,547		$96	$0	$13,643	$13,643	$428	Oct-02	(A	)
Christ Hospital POB 4400 W. 95th Street Oak Lawn, IL	(D	)	Lease	$8,275		$196	$0	$8,471	$8,471	$262	Oct-02	(A	)
Trinity Hospital POB 2301/2315 E. 93rd Street Chicago, IL	(D	)	Lease	$4,423		$406	$0	$4,829	$4,829	$149	Oct-02	(A	)
South Suburban POB 17850 S. Kedzie Avenue Hazel Crest, IL	(D	)	Lease	$3,480		$97	$0	$3,577	$3,577	$111	Oct-02	(A	)
111 East Kilbourn Avenue Milwaukee, WI	$32,303		$2,176	$44,618		$2,921	$2,176	$47,539	$49,715	$7,614	Apr-98	(A	)
11270 W. Park Place Milwaukee, WI	(B	)	$940	$14,734		$3,119	$940	$17,853	$18,793	$3,476	Sep-95	(A	)
2514 S. 102nd Street & 10150 W. National Avenue West Allis, WI	(B	)	$975	$7,020		$1,152	$975	$8,172	$9,147	$1,813	Nov-96	(A	)
N17 W24222 Riverwood Drive Waukesha, WI	(C	)	$771	$8,197	$437	$1,561	$1,208	$9,758	$10,966	$1,511	Dec-99	(A	)
N19W24133 Riverwood Drive Waukesha, WI	(C	)	$867	$7,786		$2,617	$867	$10,403	$11,270	$575	Jan-02	(A	)

Schedule III Real Estate and Accumulated Depreciation
(In Thousands)

			Initial Cost to the Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at December 31, 2003
	Encumbrance		Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date Acquired	Method of Depreciation
150, 175, 250 Patrick Blvd. Brookfield, WI	(C	)	$2,600	$3,967		$1,901	$2,600	$5,868	$8,468	$1,408	Jun-94	(A	)
375 Bishop's Way Brookfield, WI	(C	)	$600	$4,361		$752	$600	$5,113	$5,713	$1,030	Apr-97	(A	)
11925 W. Lake Park Drive Milwaukee, WI	(B	)	$319	$1,819		$304	$319	$2,123	$2,442	$597	Jun-93	(A	)
2550 University Avenue West St. Paul, MN	(C	)	$1,280	$22,812		$4,145	$1,280	$26,957	$28,237	$4,823	Dec-96/ Jul-98	(A	)
2221 University Avenue SE Minneapolis, MN	$3,245		$1,100	$7,090		$1,334	$1,100	$8,424	$9,524	$1,679	May-95	(A	)
777 East Eisenhower Parkway Ann Arbor, MI	(C	)	$4,000	$12,664		$8,997	$4,000	$21,661	$25,661	$3,443	Dec-97	(A	)
32255 Northwestern Highway Farmington Hills, MI	(C	)	$3,700	$20,802		$3,835	$3,700	$24,637	$28,337	$4,520	Dec-97	(A	)
1301 W. Long Lake Road Troy, MI	(B	)	$2,500	$13,600		$2,197	$2,500	$15,797	$18,297	$3,095	Nov-96	(A	)
No. 40 Oak Hollow Southfield, MI	(B	)	$1,250	$6,063		$1,066	$1,250	$7,129	$8,379	$1,367	Dec-96	(A	)
24800 Denso Drive Southfield, MI	(B	)	$1,400	$4,547		$332	$1,400	$4,879	$6,279	$1,023	Aug-95	(A	)
655 Metro Place South Dublin, OH	(E	)	$1,470	$18,188		$2,292	$1,470	$20,480	$21,950	$3,554	Sep-97	(A	)
175 South Third Street Columbus, OH	(E	)	Lease	$21,949		$1,193	Lease	$23,142	$23,142	$3,948	Jan-98	(A	)
425 Metro Place North Dublin, OH	(E	)	$620	$6,666		$951	$620	$7,617	$8,237	$1,452	Sep-97	(A	)
4860-5000 Blazer Memorial Pkwy Dublin, OH	(E	)	$1,340	$7,042		$1,059	$1,340	$8,101	$9,441	$1,664	Sep-96	(A	)
30 Merchant Street Springdale, OH	(C	)	$650	$5,496		$305	$650	$5,801	$6,451	$1,125	Apr-96	(A	)
116 Inverness Drive East Englewood, CO	$11,142		$3,100	$17,867		$1,536	$3,100	$19,403	$22,503	$2,886	May-98	(A	)

Totals	$68,511		$63,630	$460,405	$437	$67,171	$64,067	$527,576	$591,643	$77,848

  (A)
  Depreciation of buildings is computed over approximately a 40-year life on a straight-line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.

  (B)
  These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $64,524 at December 31, 2003.

  (C)
  These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $119,411 at December 31, 2003.

  (D)
  These properties are pledged as collateral for a mortgage loan with an outstanding principal amount of $39,501 at December 31, 2003.

  (E)
  These properties are pledged as collateral for a secured bank loan with an outstanding balance of $17,000 at December 31, 2003.

  (F)
  At December 31, 2003, the aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $581,968.

Real Estate Owned:	2003	2002	2001
Balance—beginning of year	$592,566	$522,585	$457,694
Property acquisitions	—	86,361	56,759
Additions	17,768	16,020	12,241
Disposals	(12,568)	(27,686)	—
Retirements	(6,123)	(4,714)	(4,109)

Consolidated balance sheet total- end of year	$591,643	$592,566	$522,585

Accumulated Depreciation:	2003	2001	2001
Balance—beginning of year	$66,761	$56,839	$43,692
Depreciation expense	19,333	17,912	17,256
Disposals	(2,123)	(3,276)	—
Retirements	(6,123)	(4,714)	(4,109)

Consolidated balance sheet total—end of year	$77,848	$66,761	$56,839

Exhibits
To
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2003
GREAT LAKES REIT

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of January 21, 2004, among Great Lakes REIT, Great Lakes REIT, L.P., Aslan Realty Partners II, L.P. and Transwestern Superior Acquisition, L.L.C. (incorporated by reference Exhibit 2.1 of the Company's Current Report on Form 8-K dated January 22, 2004).
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
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
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
4.4	Loan Agreement dated June 1, 2001 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2001).
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
4.8
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
4.14
Promissory Note with a principal amount of $40 million between the Company and Metropolitan Life Insurance Company dated January 16, 2003 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 16, 2003).
4.15	Mortgage Note with a principal amount of $31.5 million between the Company and Bank One, NA, dated March 24, 2003.
4.16	Form of the Loan Agreement between the Company and Bank One, NA, dated March 24, 2003.
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
*10.6
The Amended and Restated Great Lakes REIT Equity and Performance Incentive Plan (the "Incentive Plan") (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A dated April 18, 2001).

*10.7
Form of Option Agreement for use in connection with options granted under the Incentive Plan; during 2003, Patrick R. Hunt, Richard L. Rasley and James Hicks received 68,400, 54,410 and 32,000 options, respectively.
*10.8	Form of Option Agreement for use in connection with options granted to independent trustees under the Incentive Plan.
*10.9	Form of Amended and Restated Employment Agreement dated June 1, 2000 between the Company and each of Richard A. May and Patrick R. Hunt.
*10.10	Form of Amended and Restated Employment Agreement dated June 1, 2000 between the Company and each of Raymond M. Braun, James Hicks and Richard L. Rasley.
*10.11	Form of Amended and Restated Employment Agreement dated June 1, 2000 between the Company and each of Kim S. Mills and Edith M. Scurto.
*10.12	Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 to the Company's Form 10/A Registration Statement dated January 9, 1997).
*10.13
Form of Limited Purpose Employee Loan Program Loan Security Agreement for use in connection with limited purpose employee loans (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
*10.14
Form of Restricted Shares Agreement; no restricted shares were granted to Named Executive Officers in 2003 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000).
*10.15
Form of Change in Control Agreement dated June 1, 2000 between the Company and each of Adam E. Berman, Brett A. Brown and Eric Niederman (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
12.1	Ratio of Earnings to Fixed Charges and Preferred Share Dividends.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney (set forth on the signature page hereof).
31.1	Principal Executive Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer's Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*
Management contract or compensation plan or arrangement.

QuickLinks

Form 10-K Annual Report—2003
PART I
PART II
PART III
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
Great Lakes REIT Consolidated Statements of Changes in Shareholders' Equity (Dollars in Thousands)
Great Lakes REIT Consolidated Statements of Cash Flows (Dollars in Thousands)
Great Lakes REIT Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
Exhibits To ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 GREAT LAKES REIT